Form 10-Q
period 1995-06-30
RAVENS METAL PRODUCTS INC
filed 1995-08-14
CIK 82172

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.,  20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended June 30, 1995                     Commission File
                                                        No. 0-1709
                                                        ---------------

                       RAVENS METAL PRODUCTS, INC.
----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                     55-0398374
-------------------------------                     ---------------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                      Identification Number)


P.O. Box 10002, 861 E. Tallmadge Ave., Akron, OH                 44310
----------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)


Registrant's telephone number, including area code:  (216) 630-4528.


                                NOT APPLICABLE
-----------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed from last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                        Yes    X           No
                                             ------           ------


The number of shares outstanding of the issuer's classes of common stock as of August 11, 1995 is:

                                        Common stock shares 7,769,392
                                        -----------------------------

                         PART I.  FINANCIAL INFORMATION

                          RAVENS METAL PRODUCTS, INC.

                                 BALANCE SHEETS

                                                                                                1995
                                                                                             ---------
         ASSETS                                                                   June 30                  March 31
                                                                                -----------              ------------
Current assets:
  Cash and cash equivalents                                                     $   510,652              $   394,019

  Receivables:
         Trade, net of allowance for doubtful
           accounts of $65,000 and $60,000
           in June and March                                                      2,157,124                4,438,799

  Inventories                                                                     7,085,766                4,502,357
         (Excess of replacement or current cost
           over stated values was $2,165,000 and
           $2,087,000 in June and March)

  Deferred income taxes                                                             323,650                  334,100

  Other current assets                                                              273,145                  104,061
                                                                                -----------              -----------

                          Total current assets                                   10,350,337                9,773,336

Property, plant and equipment, net                                                6,747,491                5,896,806

Funds held by trustee for capital
  expenditures                                                                    2,963,142                3,489,400

Other assets                                                                        243,837                  245,695
                                                                                -----------              -----------

                          Total assets                                          $20,304,807              $19,405,237
                                                                                ===========              ===========

                See accompanying notes to financial statements.


                          RAVENS METAL PRODUCTS, INC.

                           BALANCE SHEETS, Continued

                                                                                               1995
                                                                                            ----------
         LIABILITIES AND SHAREHOLDERS' EQUITY                                     June 30                  March 31
                                                                                -----------              ------------
Current liabilities:
  Accounts payable - trade                                                      $ 4,404,661              $ 3,727,288
  Accrued liabilities:
         Compensation                                                               421,319                  521,787
         Product warranty                                                           425,000                  425,000
         Income taxes                                                                68,396                  809,021
         Other                                                                      307,985                  403,962
  Current installments on term debt                                                 203,472                  203,311
                                                                                -----------              -----------

                          Total current liabilities                               5,830,833                6,090,369

Note payable - bank                                                               4,967,823                3,781,556
Term debt                                                                         5,810,311                5,934,529
Accrued pension costs                                                               244,822                  244,822
Deferred income taxes                                                                87,800                   86,900
                                                                                -----------              -----------

                          Total liabilities                                      16,941,589               16,138,176
                                                                                -----------              -----------

Commitments and contingencies

Shareholders' equity:
  Common stock, $.01 par value;
         authorized shares, 10,000,000;
         issued shares, 7,769,392                                                    77,694                   77,694
  Additional capital                                                              3,361,473                3,361,473
  Retained earnings                                                                 118,204                   22,047
                                                                                -----------              -----------

                                                                                  3,557,371                3,461,214

  Unrecognized pension liability                                                   (194,153)                (194,153)
                                                                                -----------              -----------

                          Total shareholders' equity                              3,362,218                3,267,061
                                                                                -----------              -----------
                          Total liabilities and
                            shareholders' equity                                $20,304,807              $19,405,237
                                                                                ===========              ===========



                            See accompanying notes to financial statements.


                          RAVENS METAL PRODUCTS, INC.

      STATEMENTS OF OPERATIONS AND RETAINED EARNINGS (ACCUMULATED DEFICIT)

                                                                                      Three Months Ended June 30
                                                                                ------------------------------------
                                                                                    1995                     1994
                                                                                -----------              -----------

Net sales                                                                       $ 8,339,024              $ 9,355,964

Other income, net                                                                    28,406                   22,256
                                                                                -----------              -----------

                                                                                  8,367,430                9,378,220
                                                                                -----------              -----------
Costs and expenses:
  Cost of sales                                                                   7,278,928                7,921,412
  Selling, general and administrative                                               846,042                  832,968
  Interest                                                                           84,803                   56,178
                                                                                -----------              -----------
                                                                                  8,209,773                8,810,558
                                                                                -----------              -----------

Income before income taxes                                                          157,657                  567,662

Provision for income taxes                                                           61,500                  198,700
                                                                                -----------              -----------
         Net income                                                                  96,157                  368,962

Retained earnings (accumulated
  deficit), beginning of period                                                      22,047               (1,779,186)
                                                                                -----------              -----------

Retained earnings (accumulated
  deficit), end of period                                                       $   118,204              $(1,410,224)
                                                                                ===========              ===========
Net income per common share                                                        $  .01                   $  .05
                                                                                   ======                   ======



                        See accompanying notes to financial statements.


                          RAVENS METAL PRODUCTS, INC.

                                        STATEMENTS OF CASH FLOWS
                                                                                     Three Months Ended June 30
                                                                                -------------------------------------
                                                                                   1995                       1994
                                                                                ----------                 ----------
Cash flows from operating activities:
  Net income                                                                    $   96,157                 $  368,962
  Adjustments to reconcile net income
          to net cash provided from
          (used for) operating activities:
    Depreciation and amortization                                                  105,520                     97,526
    Deferred income taxes                                                           11,350                     24,334
    Change in provision for losses on
          accounts receivable                                                        5,000                     12,000
  Increase (decrease) in cash from changes in:
    Receivables                                                                  2,276,675                   (830,937)
    Inventories                                                                 (2,583,409)                (1,723,362)
    Other current assets                                                          (169,084)                   (45,395)
    Accounts payable - trade                                                       677,373                  1,800,703
    Accrued income taxes                                                          (740,625)                   103,676
    Other current liabilities                                                     (196,445)                   234,170
  Other                                                                             (2,470)                     5,561
                                                                                ----------                 ----------

         Net cash provided from (used for)
           operating activities                                                   (519,958)                    47,238
                                                                                ----------                 ----------

Cash flows from investing activities:
  Capital expenditures                                                            (950,046)                  (637,469)
  Investment of income from industrial
    development revenue bonds
    with trustee                                                                   (47,814)                       ---
  Sale of investments and release of
    funds held by trustee                                                          574,072                        ---
                                                                                ----------                 ----------

         Net cash provided from (used for)
           investing activities                                                   (423,788)                  (637,469)
                                                                                ----------                 ----------

Cash flows from financing activities:
  Payments on term debt                                                           (125,888)                   (27,315)
  Proceeds from (payments on) note
    payable - bank, net                                                          1,186,267                    502,656
                                                                                ----------                 ----------

         Net cash provided from (used for)
           financing activities                                                  1,060,379                    475,341
                                                                                ----------                 ----------

Net (decrease) increase in cash
  and cash equivalents                                                             116,633                   (114,890)
Cash and cash equivalents at beginning
  of period                                                                        394,019                    606,085
                                                                                ----------                 ----------

Cash and cash equivalents at end of period                                      $  510,652                 $  491,195
                                                                                ----------                 ----------

                                                 See accompanying notes to financial statements.


                          RAVENS METAL PRODUCTS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

1. The information in this report reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented for Ravens Metal Products, Inc. ("The Company"). All adjustments other than those described in this report are, in the opinion of management, of a normal and recurring nature.

2. Earnings per common share are based on net income divided by the weighted average number of common and common stock equivalent shares outstanding. Loss per common share is based on net loss divided by the weighted average number of common shares outstanding. Weighted average number of common shares outstanding was 7,769,392 in 1995 and 1994.

3.       Inventories consist of the following:

                                                    June 30, 1995                    March 31, 1995
                                                   --------------                    --------------
                 Raw materials                      $4,310,628                         $2,775,219
                 Work in process                       833,098                            338,140
                 Finished goods                      1,942,040                          1,388,998
                                                    ----------                         ----------
                                                    $7,085,766                         $4,502,357
                                                    ==========                         ==========

         The reserve to reduce the carrying value of inventories from current cost to the LIFO basis amounted to approximately $2,165,000 at June 30 and $2,087,000 at March 31.

4. The Company purchased aluminum extrusions totalling approximately $1,585,239 and $1,508,085 in the three month periods ended June 30, 1995 and 1994, respectively, from Wirt Metal Products, Inc., a company related through common ownership. The Company owed Wirt approximately $782,249 at June 30 and $738,901 at March 31, 1995 for these purchases.

5. Supplemental cash flow information: 1994 - $300,000 of the purchase price of the land and building in Kent, Ohio was financed by a note payable to the sellers.

                          RAVENS METAL PRODUCTS, INC.

                    MANAGEMENTS'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 JUNE 30, 1995

                    MATERIAL CHANGES IN FINANCIAL CONDITION

Cash increased from March 31, 1995 to June 30, 1995 due to activities disclosed in the Statements of Cash Flows. Cash from financing activities was used for capital expenditures, mainly for the Kent, Ohio facility, and for operating activities. Working capital increased to $4,519,504 at June 30 from $3,682,967 at March 31. Net receivables decreased due to decreased sales in the quarter ended June 30, 1995 compared to the quarter ended March 31, 1995. Inventories and accounts payable - trade increased due to the startup of the Kent facility. The Company is making timely payments to trade creditors. Accrued income taxes decreased due to the payment of federal income taxes for the year ended March 31, 1995. Note payable - bank increased due to borrowings under the line of credit to meet cash needs.

The Company has a loan and security agreement with First National Bank of Ohio ("FNBO") providing for borrowings under a line of credit expiring on August 31, 1997. The agreement provides for borrowings up to $8,000,000 based on eligible accounts receivable and inventories. Interest is at FNBO's prime rate minus 1/2%. The Company could have borrowed approximately $1,447,896 more than the $4,967,823 owed to the Bank at June 30, 1995. Although no assurances are possible, the Company believes that its cash resources, credit arrangements, and internally generated funds will be sufficient to meet its operating and capital expenditure requirements for existing operations and to service its debt in the next 12 months and foreseeable future.

The Company's sales order backlog for new trailers was approximately $10,200,000 and $9,500,000 at June 30 and June 3, 1995, respectively.

                   MATERIAL CHANGES IN RESULTS OF OPERATIONS

                Three Months Ended June 30, 1995 Compared to the
                ------------------------------------------------
                        Three Months Ended June 30, 1994
                        --------------------------------

Net sales decreased 10.9% due to the commencement of production of the new Eclipse II platform trailer at the new Kent facility. Production of the Eclipse I platform trailer at the Jacksonville, North Carolina facility was phased out during the quarter as the Eclipse II was started up in Kent. Demand for the Eclipse I declined when the Company announced the Eclipse II. The Company experienced startup difficulties in producing the Eclipse II resulting in decreased sales and increased inventories. The Company earned $96,157 ($.01 per share) in 1995 compared to $368,962 ($.05 per share) in 1994. The gross profit margin decreased to 12.7% from 15.3% due mainly to startup costs at the Kent facility. Selling, general and administrative expenses increased to 10.1% from 8.9% of net sales as net sales decreased while expenses increased by 1.6%. Interest expense increased mainly due to more debt outstanding during the quarter ended June 30, 1995 versus the quarter ended June 30, 1994.

                          PART II.  OTHER INFORMATION




Item 6.  Exhibits and Reports on Form 8-K

         Exhibits

         (a) 27-Financial Data Schedule

         (b) Reports on Form 8-K

             No reports on Form 8-K were filed
             during the three months ended
             June 30, 1995.





                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                RAVENS METAL PRODUCTS, INC.
                                ---------------------------
                                    (Registrant)




                                By: /s/ John J. Stitz
                                   -------------------------
                                   John J. Stitz
                                   Chief Financial Officer





Date:  August 14, 1995