Form 10-Q
period 1995-09-30
RAVENS METAL PRODUCTS INC
filed 1995-11-13
CIK 82172

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C., 20549

                                  FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended September 30, 1995                        Commission File
                                                                No. 0-1709
                                                                ---------------


                         RAVENS METAL PRODUCTS, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

         Delaware                                              55-0398374
--------------------------                                --------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification Number)


P.O. Box 10002, 861 E. Tallmadge Ave., Akron, OH                        44310
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code:  (216) 630-4528.

                                NOT APPLICABLE
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed from last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes___X___               NO _______

The number of shares outstanding of the issuer's classes of common stock as of November 10, 1995 is:

                                             Common stock shares 7,769,392
                                             -----------------------------

                        PART I.  FINANCIAL INFORMATION

                         RAVENS METAL PRODUCTS, INC.

                                BALANCE SHEETS

                                                           1995
                                                        ----------
     ASSETS                                   September 30      March 31
                                              ------------    ------------
Current assets:
  Cash and cash equivalents                   $   316,074     $   394,019

  Receivables:
     Trade, net of allowance for doubtful
        accounts of $61,500 and $60,000
        in September and March                  2,890,183       4,438,799

  Inventories                                   6,591,642       4,502,357
     (Excess of replacement or current cost
        over stated values was $2,102,000 and
        $2,087,000 in September and March)

  Refundable income taxes                         246,950           ---

  Deferred income taxes                           334,000         334,100

  Other current assets                            199,568         104,061
                                              -----------     -----------

              Total current assets             10,578,417       9,773,336

Property, plant and equipment, net              7,006,642       5,896,806

Funds held by trustee for capital
  expenditures                                  2,873,095       3,489,400

Other assets                                      261,305         245,695
                                              -----------     -----------

              Total assets                    $20,719,459     $19,405,237
                                              ===========     ===========




               See accompanying notes to financial statements.

                         RAVENS METAL PRODUCTS, INC.

                                                           1995
                                                        ----------
     LIABILITIES AND SHAREHOLDERS' EQUITY     September 30      March 31
                                              ------------    ------------
Current liabilities:
  Accounts payable - trade                    $ 3,531,339     $ 3,727,288
  Accrued laibilities:
     Compensation                                 444,847         521,787
     Product warranty                             400,000         425,000
     Income taxes                                  14,246         809,021
     Other                                        362,373         403,962
  Current installments on term debt               203,652         203,311
                                              -----------     -----------

              Total current liabilities         4,956,457       6,090,369

Note payable - bank                             6,540,542       3,781,556
Term debt                                       5,782,792       5,934,529
Accrued pension costs                             244,822         244,822
Deferred income taxes                             114,450          86,900
                                              -----------     -----------

              Total liabilities                17,639,063      16,138,176
                                              -----------     -----------
Commitments and contingencies

Shareholders' equity:
  Common stock, $.01 par value;
     authorized shares, 10,000,000;
     issued shares, 7,769,392                      77,694          77,694
  Additional capital                            3,361,473       3,361,473
  Retained earnings (accumulated deficit)        (164,618)         22,047
                                              -----------     -----------

                                                3,274,549       3,461,214

  Unrecognized pension liability                 (194,153)       (194,153)
                                              -----------     -----------

              Total shareholders' equity        3,080,396       3,267,061
                                              -----------     -----------
              Total liabilities and
                shareholders' equity          $20,719,459     $19,405,237
                                              ===========     ===========




               See accompanying notes to financial statements.

                         RAVENS METAL PRODUCTS, INC.

     STATEMENTS OF OPERATIONS AND RETAINED EARNINGS (ACCUMULATED DEFICIT)

                                              Six Months Ended September 30
                                              -----------------------------
                                                  1995             1994
                                              -----------      -----------
Net sales                                     $17,111,865      $20,116,438

Other income                                       56,052           42,087
                                              -----------      -----------

                                               17,167,917       20,158,525
                                              -----------      -----------

Costs and expenses:
  Cost of sales                                15,520,417       17,111,135
  Selling, general and administrative           1,691,525        1,592,904
  Interest                                        261,940          143,272
                                              -----------      -----------
                                               17,473,882       18,847,311
                                              -----------      -----------

Income (loss) before income taxes                (305,965)       1,311,214

Provision (benefit) for income taxes             (119,300)         458,600
                                              -----------      -----------

     Net income (loss)                           (186,665)         852,614

Retained earnings (accumulated
  deficit), beginning of period                    22,047       (1,779,186)
                                              -----------      -----------

Retained earnings (accumulated
  deficit), end of period                     $  (164,618)     $  (926,572)
                                              ===========      ===========

Net income (loss) per common share               $ (.02)          $  .11
                                                 ======           ======




               See accompanying notes to financial statements.

                         RAVENS METAL PRODUCTS, INC.

     STATEMENTS OF OPERATIONS AND RETAINED EARNINGS (ACCUMULATED DEFICIT)

                                              Three Months Ended September 30
                                              -------------------------------
                                                  1995                1994
                                              -----------         -----------
Net sales                                     $ 8,772,841         $10,760,474

Other income                                       27,646              19,831
                                              -----------         -----------

                                                8,880,487          10,780,305
                                              -----------         -----------

Costs and expenses:
  Cost of sales                                 8,241,489           9,189,723
  Selling, general and administrative             845,483             759,936
  Interest                                        177,137              87,094
                                              -----------         -----------
                                                9,264,109          10,036,753
                                              -----------         -----------

Income (loss) before income taxes                (463,622)            743,552

Provision (benefit) for income taxes             (180,800)            259,900
                                              -----------         -----------

     Net income (loss)                           (282,822)            483,652

Retained earnings (accumulated
  deficit), beginning of period                   118,204          (1,410,224)
                                              -----------         -----------

Retained earnings (accumulated
  deficit), end of period                     $  (164,618)        $  (926,572)
                                              ===========         ===========

Net income (loss) per common share               $ (.04)             $  .06
                                                 ======              ======




               See accompanying notes to financial statements.

                         RAVENS METAL PRODUCTS, INC.

                           STATEMENTS OF CASH FLOWS

                                              Six Months Ended September 30
                                              -----------------------------
                                                  1995             1994
                                              -----------      -----------
Cash flows from operating activities:
  Net income (loss)                           $  (186,665)     $   852,614
  Adjustments to reconcile net income
      (loss) to net cash provided from
      (used for) operating activities:
    Depreciation and amortization                 238,780          197,066
    Deferred income taxes                          27,650           54,700
    Increase (decrease) in accrued
      product warranty                            (25,000)          25,000
    Increase (decrease) in provision for
      losses on accounts receivable                 1,500          (25,000)
  Increase (decrease) in cash from
      changes in:
    Receivables                                 1,547,116       (1,273,455)
    Inventories                                (2,089,285)      (2,823,384)
    Other current assets                          (95,507)         (73,802)
    Accounts payable - trade                     (195,949)       2,157,163
    Refundable and accrued income taxes        (1,041,725)         295,260
    Other current liabilities                    (118,529)         114,486
  Other                                           (27,254)           2,930
                                              -----------      -----------

     Net cash provided from (used for)
       operating activities                    (1,964,868)        (496,422)
                                              -----------      -----------

Cash flows from investing activities:
  Capital expenditures                         (1,333,312)      (1,071,473)
  Investment of income from industrial
    development revenue bonds
    with trustee                                  (89,557)           ---
  Sale of investments and release of
    funds held by trustee                         705,862            ---
                                              -----------      -----------

     Net cash provided from (used for)
       investing activities                      (717,007)      (1,071,473)
                                              -----------      -----------

Cash flows from financing activities:
  Payments on term debt                          (155,056)         (54,148)
  Proceeds from (payments on) note
    payable - bank, net                         2,758,986        1,515,061
                                              -----------      -----------

     Net cash provided from (used for)
       financing activities                     2,603,930        1,460,913
                                              -----------      -----------

Net (decrease) increase in cash
  and cash equivalents                            (77,945)        (106,982)
Cash and cash equivalents at beginning
  of period                                       394,019          606,085
                                              -----------      -----------

Cash and cash equivalents at end of period    $   316,074      $   499,103
                                              ===========      ===========





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

3.  Inventories consist of the following:

                              September 30, 1995            March 31, 1995
                              ------------------            --------------
         Raw materials            $4,310,510                   $2,775,219
         Work in process             467,261                      338,140
         Finished goods            1,813,871                    1,388,998
                                  ----------                   ----------
                                  $6,591,642                   $4,502,357
                                  ==========                   ==========

    The reserve to reduce the carrying value of inventories from current cost to the LIFO basis amounted to approximately $2,102,000 and $2,087,000 at September 30 and March 31, respectively.

4. The Company purchased aluminum extrusions totalling approximately $2,472,889 and $2,891,782 in the six month periods and $887,650 and $1,383,697 in the three month periods ended September 30, 1995 and 1994, respectively, from Wirt Metal Products, Inc., a company related through common ownership. The Company owed Wirt approximately $594,745 at September 30 and $738,901 at March 31, 1995 for these purchases.

5. Supplemental cash flow information: 1994 - $300,000 of the purchase price of the land and building in Kent, Ohio was financed by a note payable to the sellers.

                         RAVENS METAL PRODUCTS, INC.

                   MANAGEMENTS'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                              September 30, 1995


                   Material Changes in Financial Condition

Cash decreased from March 31, 1995 to September 30, 1995 due to activities disclosed in the Statements of Cash Flows. Cash from financing activities was used for capital expenditures, mainly for the Kent, Ohio facility, and for operating activities. Working capital increased to $5,621,960 at September 30 from $3,682,967 at March 31. Net receivables decreased due to decreased sales in the quarter ended September 30, 1995 compared to the quarter ended March 31, 1995. Inventories increased due to the startup of the Kent facility. Accrued income taxes decreased due to the payment of federal income taxes for the year ended March 31, 1995. Note payable - bank increased due to borrowings under the line of credit to meet cash needs.

The Company has a loan and security agreement with First National Bank of Ohio Bank ("FNBO") providing for borrowings under a line of credit expiring on August 31, 1997. The agreement provides for borrowings up to $8,000,000 based on eligible accounts receivable and inventories. Interest is at FNBO's prime rate minus 1/2%. The Company could have borrowed approximately $516,213 more than the $6,540,542 owed to the Bank at September 30, 1995. Although no assurances are possible, the Company believes that its cash resources, credit arrangements, and internally generated funds will be sufficient to meet its operating and capital expenditure requirements for existing operations and to service its debt in the next 12 months and foreseeable future.

The Company's sales order backlog for new trailers was approximately $7,800,000 and $9,500,000 at September 30 and June 3, 1995, respectively.

                  MATERIAL CHANGES IN RESULTS OF OPERATIONS

             Six Months Ended September 30, 1995 Compared to the
             ---------------------------------------------------
                     Six Months Ended September 30, 1994
                     -----------------------------------

Net sales decreased 14.9% due to the commencement of production of the new Eclipse II platform trailer at the new Kent facility in June 1995. Production of the Eclipse I platform trailer at the Jacksonville, North Carolina facility was phased out during the first quarter as the Eclipse II was introduced in Kent. Sales decreased and inventories increased as demand for the Eclipse I declined when the Company announced the Eclipse II. The startup of production in Kent resulted in higher costs because new employees were gaining experience and production levels were below the level needed to cover overhead costs causing the gross profit margin to decrease to 9.3% from 14.9%.

Selling, general and administrative expenses increased to 9.9% from 7.9% of net sales as net sales decreased while expenses increased 6.2% mainly due to increased marketing expenditures for the introduction of the Eclipse II and for the utility trailer division which began the production and sale of utility, snowmobile, and personal watercraft trailers during the year ended March 31, 1995. The utility trailer division has not achieved profitability and contributed to the lower results from operations. Interest expense increased mainly due to more debt outstanding during the period ended September 30, 1995 versus the period ended September 30, 1994.


            Three Months Ended September 30, 1995 Compared to the
            -----------------------------------------------------
                    Three Months Ended September 30, 1994
                    -------------------------------------

Net sales decreased 18.5% and the gross profit margin declined to 6.1% from 14.6% due to the same reasons as stated for the six month period. Selling, general and administrative expenses increased to 9.6% from 7.1% of net sales as net sales decreased while expenses increased 11.2%. The increase in marketing expenditures was greater in the second quarter than in the first quarter.

                         PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

     An annual meeting of shareholders was held on September 12, 1995 at which the Board of Directors as previously reported was re-elected or continued unexpired terms. Jacob Pollock, holding 6,799,210 shares representing 87.51% of the outstanding shares, voted for the nominees. 6,960,220 affirmative votes were cast for each nominee and no negative votes were cast.

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits

          Exhibit No.                       Item
          -----------                       ----
          10(i)              Supply Agreement dated as of August 14, 1995
                             between Wirt Metal Products, Inc. and Ravens
                             Metal Products, Inc. was filed as Exhibit 99(a) on
                             Form 8-K dated August 21, 1995 and is incorporated
                             herein by reference.

          10(ii) Guaranty Agreement dated as of July 1, 1995 and executed by the Company on August 14, 1995 among Wirt Metal Products, Inc., J. Pollock & Co.,
                             Ravens Metal Products, Inc., Signs and Blanks,
                             Inc., Jacob Pollock, Gertrude Pollock, Richard D.
                             Pollock, The Provident Bank, as trustee, and The
                             Director of Development of the State of Ohio was filed as Exhibit 99(b) on Form 8-K dated
                             August 21, 1995 and is incorporated herein by reference.

          27                 Financial Data Schedule

     (b)  Report on Form 8-K:

          A report on Form 8-K was filed on August 21, 1995 reporting the following:

          On August 14, 1995, the Company entered into a Supply Agreement with Wirt Metal Products, Inc. ("Wirt"), pursuant to which the Company will have the right to purchase from Wirt, at competitive prices, up to 60% of the Company's requirements for aluminum extrusions manufactured to the Company's specifications and used by the Company in the manufacture of its aluminum truck and utility trailers. The term of the Supply Agreement is seven years. Jacob Pollock, the Chairman and Chief Executive Officer of the Company, owns 50% of the capital stock of Wirt and certain members of his family own the remaining 50% of such capital stock.

          The State of Ohio will issue its State Economic Development Revenue Bonds (Ohio Enterprise Bond Fund) Series 1995-2 (Wirt Metal Products, Inc. Project) in the aggregate principal amount of $2,115,000 (the "Bonds") pursuant to a Trust Agreement dated

                         PART II.  OTHER INFORMATION
                                 (Continued)

Item 6.   Exhibits and Reports on Form 8-K (Continued)

     (b)  Report on Form 8-K (Continued):

          as of April 1, 1988, as supplemented by a Fiftieth Supplemental Trust Agreement dated as of July 1, 1995, between the Treasurer of the State of Ohio and The Provident Bank, as trustee ("Trustee"), and will provide Wirt with $2,500,000 in project funds under Section 166.01(B) of the Ohio Revised Code, for the purpose of leasing certain machinery and equipment pursuant to a lease dated July 1, 1995 (the "Lease") between Wirt and the Director of Development of the State of Ohio (the "Section 166 Project Funds"). As a condition to providing the Bonds and the Section 166 Project Funds, the Director of Development of the State of Ohio (the "Director") requires the Company and certain other persons and business entities affiliated with Wirt to enter into a Guaranty Agreement, pursuant to which the Company and other affiliates of Wirt ("Guarantors"), jointly and severally, will guarantee to the Trustee full and prompt payment of amounts due from time to time with respect to the Bonds and the
          Section 166 Project Funds, including expenses and charges, court costs and reasonable attorneys' fees. In addition, Guarantors will guarantee prompt performance of the covenants of Wirt contained in the Lease. The Guaranty Agreement, dated as of July 1, 1995, was executed by the Company on August 14, 1995.


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

                                        RAVENS METAL PRODUCTS, INC.
                                        ---------------------------
                                                (Registrant)


                                        By: /S/ John J. Stitz
                                            -----------------------
                                            John J. Stitz
                                            Chief Financial Officer

Date:  November 13, 1995