Form 10-Q
period 1995-12-31
RAVENS METAL PRODUCTS INC
filed 1996-02-14
CIK 82172

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.,  20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended December 31, 1995                        Commission File
                                                               No. 0-1709
                                                               ---------------

                       RAVENS METAL PRODUCTS, INC.
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                              55-0398374
-------------------------------                           ---------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                           Identification Number)


P.O. Box 10002, 861 E. Tallmadge Ave., Akron, OH                      44310
------------------------------------------------------------------------------
(Address of principal executive offices)                            (Zip Code)


Registrant's telephone number, including area code:  (216) 630-4528.


                                  NOT APPLICABLE
------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed from last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                            Yes    X       No
                                               ---------      ----------

The number of shares outstanding of the issuer's classes of common stock as of February 14, 1996 is:

                                                   Common stock shares 1,943,525
                                                   -----------------------------

                         PART I.  FINANCIAL INFORMATION

                          RAVENS METAL PRODUCTS, INC.

                                 BALANCE SHEETS

                                                                                                1995
                                                                                              ---------
         ASSETS                                                                 December 31                March 31
                                                                                -----------              ------------
Current assets:
  Cash and cash equivalents                                                     $   310,177              $   394,019

  Receivables:
         Trade, net of allowance for doubtful
           accounts of $73,500 and $60,000
           in December and March                                                  3,871,090                4,438,799

  Inventories                                                                     6,516,843                4,502,357
         (Excess of replacement or current cost
           over stated values was $2,117,000 and
           $2,087,000 in December and March)

  Refundable income taxes                                                           180,250                   ---

  Deferred income taxes                                                             313,000                  334,100

  Other current assets                                                              123,379                  104,061
                                                                                -----------              -----------

                          Total current assets                                   11,314,739                9,773,336

Property, plant and equipment, net                                                7,023,714                5,896,806

Funds held by trustee for capital
  expenditures                                                                    2,726,801                3,489,400

Other assets                                                                        253,226                  245,695
                                                                                -----------              -----------

                          Total assets                                          $21,318,480              $19,405,237
                                                                                -----------              -----------





                See accompanying notes to financial statements.

                          RAVENS METAL PRODUCTS, INC.

                                                                                               1995
                                                                                             ----------
         LIABILITIES AND SHAREHOLDERS' EQUITY                                   December 31                March 31
                                                                                -----------              ------------
Current liabilities:
  Accounts payable - trade                                                      $ 3,835,246              $ 3,727,288
  Accrued liabilities:
         Compensation                                                               503,137                  521,787
         Product warranty                                                           425,000                  425,000
         Income taxes                                                                12,816                  809,021
         Other                                                                      497,030                  403,962
  Current installments on term debt                                                 653,799                  203,311
                                                                                -----------              -----------

                          Total current liabilities                               5,927,028                6,090,369

Note payable - bank                                                               6,474,307                3,781,556
Term debt                                                                         5,306,737                5,934,529
Accrued pension costs                                                               244,822                  244,822
Deferred income taxes                                                               127,450                   86,900
                                                                                -----------              -----------

                          Total liabilities                                      18,080,344               16,138,176
                                                                                -----------              -----------

Commitments and contingencies

Shareholders' equity:
  Common stock, $.01 par value;
         authorized 3,000,000 shares at
         December 31 and 10,000,000 shares
         at March 31; issued 1,943,525 shares
         at December 31 and 7,769,392 shares
         at March 31                                                                 19,435                   77,694
  Additional capital                                                              3,419,732                3,361,473
  Retained earnings (accumulated deficit)                                            (6,878)                  22,047
                                                                                -----------              -----------

                                                                                  3,432,289                3,461,214

  Unrecognized pension liability                                                   (194,153)                (194,153)
                                                                                -----------              -----------

                          Total shareholders' equity                              3,238,136                3,267,061
                                                                                -----------              -----------
                          Total liabilities and
                            shareholders' equity                                $21,318,480              $19,405,237
                                                                                ===========              ===========


                See accompanying notes to financial statements.

                          RAVENS METAL PRODUCTS, INC.

      STATEMENTS OF OPERATIONS AND RETAINED EARNINGS (ACCUMULATED DEFICIT)


                                                                                 Nine Months Ended December 31
                                                                                 -----------------------------
                                                                             1995                            1994
                                                                         -----------                     -----------
Net sales                                                                $28,437,339                     $30,316,446

Other income                                                                  80,751                          68,974
                                                                         -----------                     -----------
                                                                          28,518,090                      30,385,420
                                                                         -----------                     -----------
Costs and expenses:
  Cost of sales                                                           25,445,681                      25,852,070
  Selling, general and administrative                                      2,678,001                       2,403,383
  Interest                                                                   441,933                         243,384
                                                                         -----------                     -----------
                                                                          28,565,615                      28,498,837
                                                                         -----------                     -----------

Income (loss) before income taxes                                            (47,525)                      1,886,583

Provision (benefit) for income taxes                                         (18,600)                        660,300
                                                                         -----------                     -----------
         Net income (loss)                                                   (28,925)                      1,226,283

Retained earnings (accumulated
  deficit), beginning of period                                               22,047                      (1,779,186)
                                                                         -----------                     -----------
Retained earnings (accumulated
  deficit), end of period                                                $    (6,878)                    $  (552,903)
                                                                         ===========                     ===========

Net income (loss) per common share                                          $ (.01)                         $  .63
                                                                            ======                          ======


                See accompanying notes to financial statements.

                          RAVENS METAL PRODUCTS, INC.

      STATEMENTS OF OPERATIONS AND RETAINED EARNINGS (ACCUMULATED DEFICIT)


                                                                                Three Months Ended December 31
                                                                                ------------------------------
                                                                             1995                            1994
                                                                         -----------                     -----------
Net sales                                                                $11,325,474                     $10,200,008

Other income                                                                  24,699                          26,887
                                                                         -----------                     -----------

                                                                          11,350,173                      10,226,895
                                                                         -----------                     -----------
Costs and expenses:
  Cost of sales                                                            9,925,264                       8,740,935
  Selling, general and administrative                                        986,476                         810,479
  Interest                                                                   179,993                         100,112
                                                                         -----------                     -----------
                                                                          11,091,733                       9,651,526
                                                                         -----------                     -----------

Income (loss) before income taxes                                            258,440                         575,369

Provision (benefit) for income taxes                                         100,700                         201,700
                                                                         -----------                     -----------
         Net income (loss)                                                   157,740                         373,669

Retained earnings (accumulated
  deficit), beginning of period                                             (164,618)                       (926,572)
                                                                         -----------                     -----------
Retained earnings (accumulated
  deficit), end of period                                                $    (6,878)                    $  (552,903)
                                                                         ===========                     ===========

Net income (loss) per common share                                          $  .08                          $  .19
                                                                            ======                          ======


                See accompanying notes to financial statements.

                          RAVENS METAL PRODUCTS, INC.

                            STATEMENTS OF CASH FLOWS

                                                                                Nine Months Ended December 31
                                                                                -----------------------------
                                                                                1995                     1994
                                                                             ----------               ----------
Cash flows from operating activities:
  Net income (loss)                                                          $  (28,925)              $1,226,283
  Adjustments to reconcile net income
          (loss) to net cash provided from
          (used for) operating activities:
    Depreciation and amortization                                               383,941                  303,990
    Deferred income taxes                                                        61,650                   70,700
    Increase (decrease) in accrued
          product warranty                                                        ---                    100,000
    Increase (decrease) in provision for
          losses on accounts receivable                                          13,500                  (25,000)
  Increase (decrease) in cash from
          changes in:
    Receivables                                                                 554,209                 (152,680)
    Inventories                                                              (2,014,486)              (3,016,560)
    Other current assets                                                        (19,318)                (125,169)
    Accounts payable - trade                                                    107,958                  904,287
    Refundable and accrued income taxes                                        (976,455)                 462,460
    Other current liabilities                                                    74,418                  104,850
  Other                                                                         (27,463)                (155,298)
                                                                             ----------               ----------
         Net cash provided from (used for)
           operating activities                                              (1,870,971)                (302,137)
                                                                             ----------               ----------

Cash flows from investing activities:
  Capital expenditures                                                       (1,485,429)              (1,932,049)
  Investment of proceeds and income
    from industrial development revenue
    bonds with trustee                                                         (127,218)              (4,900,000)
  Sale of investments and release of
    funds held by trustee                                                       889,817                  422,967
                                                                             ----------               ----------
         Net cash provided from (used for)
           investing activities                                                (722,830)              (6,409,082)
                                                                             ----------               ----------
Cash flows from financing activities:
  Payments on term debt                                                        (182,792)                 (79,829)
  Proceeds from (payments on) note
    payable - bank, net                                                       2,692,751                1,674,489
  Proceeds from industrial development
    revenue bonds                                                                 ---                  4,900,000
                                                                             ----------               ----------

         Net cash provided from (used for)
           financing activities                                               2,509,959                6,494,660
                                                                             ----------               ----------

Net (decrease) increase in cash
  and cash equivalents                                                          (83,842)                (216,559)
Cash and cash equivalents at beginning
  of period                                                                     394,019                  606,085
                                                                             ----------               ----------

Cash and cash equivalents at end of period                                   $  310,177               $  389,526
                                                                             ==========               ==========

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

2. Earnings per common share are based on net income divided by the weighted average number of common and common stock equivalent shares outstanding. Loss per common share is based on net loss divided by the weighted average number of common shares outstanding. Weighted average number of common shares outstanding was 1,943,525 in 1995 and 1994, adjusted for a one-for-four reverse stock split effected on December 26, 1995.

3.       Inventories consist of the following:

                                                   December 31, 1995                      March 31, 1995
                                                   -----------------                      --------------
                 Raw materials                         $4,210,241                           $2,775,219
                 Work in process                          440,305                              338,140
                 Finished goods                         1,866,297                            1,388,998
                                                       ----------                           ----------
                                                       $6,516,843                           $4,502,357
                                                       ----------                           ----------

         The reserve to reduce the carrying value of inventories from current cost to the LIFO basis amounted to approximately $2,117,000 and $2,087,000 at December 31 and March 31, respectively.

4. The Company purchased aluminum extrusions totalling approximately $3,310,507 and $4,353,726 in the nine month periods and $837,618 and $1,461,944 in the three month periods ended December 31, 1995 and 1994, respectively, from Wirt Aluminum Company (formerly Wirt Metal Products, Inc.), a company related through common ownership. The Company owed Wirt approximately $402,523 at December 31 and $738,901 at March 31, 1995 for these purchases.

5. Supplemental cash flow information: 1994 - $300,000 of the purchase price of the land and building in Kent, Ohio was financed by a note payable to the sellers.

                          RAVENS METAL PRODUCTS, INC.

                    MANAGEMENTS'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                               DECEMBER 31, 1995


                    MATERIAL CHANGES IN FINANCIAL CONDITION

Cash decreased from March 31, 1995 to December 31, 1995 due to activities disclosed in the Statements of Cash Flows. Cash from financing activities was used for capital expenditures, mainly for the Kent, Ohio facility, and for operating activities. Working capital increased to $5,387,711 at December 31 from $3,682,967 at March 31. Net receivables decreased due to decreased sales in the quarter ended December 31, 1995 compared to the quarter ended March 31, 1995. Inventories increased due to the startup of the Kent facility. Accrued income taxes decreased due to the payment of federal income taxes for the year ended March 31, 1995. Note payable - bank increased due to borrowings under the line of credit to meet cash needs. Common stock and additional capital have been adjusted for the one-for-four reverse stock split effected December 26, 1995.

The Company has a loan and security agreement with First National Bank of Ohio Bank ("FNBO") providing for borrowings under a line of credit expiring on August 31, 1997. The agreement provides for borrowings up to $8,000,000 based on eligible accounts receivable and inventories. Interest is at FNBO's prime rate minus 1/2%. The Company could have borrowed approximately $1,162,000 more than the $6,474,307 owed to the Bank at December 31, 1995. Although no assurances are possible, the Company believes that its cash resources, credit arrangements, and internally generated funds will be sufficient to meet its operating and capital expenditure requirements for existing operations and to service its debt in the next 12 months and foreseeable future.

The Company's sales order backlog for new trailers was approximately $5,200,000 and $9,500,000 at December 31 and June 3, 1995, respectively. The sales order backlog has increased to approximately $7,700,000 as of February 13, 1996.

                   MATERIAL CHANGES IN RESULTS OF OPERATIONS

              Nine Months Ended December 31, 1995 Compared to the
              ---------------------------------------------------
                      Nine Months Ended December 31, 1994
                      -----------------------------------

Net sales decreased 6.2% due to the commencement of production of the new Eclipse II platform trailer at the new Kent facility in June 1995. Production of the Eclipse I platform trailer at the Jacksonville, North Carolina facility was phased out during the first quarter as the Eclipse II was introduced in Kent. Sales decreased as demand for the Eclipse I declined when the Company announced the Eclipse II. The startup of production in Kent resulted in higher costs because new employees were gaining experience and production levels were below the level needed to cover overhead costs causing the gross profit margin to decrease to 10.5% from 14.7%.

Selling, general and administrative expenses increased to 9.4% from 7.9% of net sales as net sales decreased while expenses increased 11.4% mainly due to increased marketing expenditures for the introduction of the Eclipse II and for the utility trailer division which began the production and sale of utility, snowmobile, and personal watercraft trailers during the year ended March 31, 1995. The utility trailer division has not achieved profitability and contributed to the lower results from operations. Interest expense increased mainly due to more debt outstanding during the period ended December 31, 1995 versus the period ended December 31, 1994. Per common share amounts for the nine month and three month periods have been adjusted to reflect the one-for-four reverse stock split.


              Three Months Ended December 31, 1995 Compared to the
              ----------------------------------------------------
                      Three Months Ended December 31, 1994
                      ------------------------------------

Net sales increased 11.0% as the Kent facility attained a production level sufficient to meet sales orders. The gross profit margin declined to 12.4% from 14.3% due to startup costs at the Kent facility and losses sustained by the utility trailer division. Selling, general and administrative expenses increased to 8.7% from 7.9% of net sales mainly due to the increased marketing expenditures described for the nine month period.

                          PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

         Jacob Pollock, holding 87.51% of the Company's issued and outstanding shares of Common Stock, submitted a written consent in lieu of a special meeting of shareholders to the Company on December 1, 1995 approving certain actions of the Board of Directors of the Company adopting an amendment to the Company's Certificate of Incorporation to reduce the authorized capital stock of the Company to Three Million Three Hundred Thousand (3,300,000) shares, of which Three Million (3,000,000) shares shall be Common Stock having a par value of One Penny ($.01) per share, and Three Hundred Thousand (300,000) shares shall be Preferred Stock having a par value of One Penny ($.01) per share and effecting a one-for-four reverse split of Common Stock whereby each four shares of Common Stock will be exchanged for one share of Common Stock with any fractional interest created by the split rounded up to the next whole share.

         The amendment and reverse stock split were effected on December 26, 1995. These actions were taken in order to raise the bid price of the Common Stock to facilitate more active trading, although there can be no assurance that an active market will develop merely because of an increase in the price of each share.

         The reverse stock split resulted in the reduction of issued and outstanding shares of Common Stock from 7,769,392 shares to 1,943,525 shares, including 1,177 shares issued for fractional interests.

         A Notice of Action to be taken by Written Consent and Information Statement were mailed to shareholders on December 1, 1995. No consents from other shareholders were solicited or received.

Item 6.  Exhibits and Reports on Form 8-K

         (a)     Exhibits:

                 Exhibit No.                       Item
                 -----------                       ----

                 3(i)(a) Amendment to Certificate of Incorporation of Registrant filed December 26, 1995.

                 3(i)(b) Form of Certificate of Incorporation of Registrant as amended.

                 27                Financial Data Schedule



         (b)     Reports on Form 8-K:

                 No reports on Form 8-K were filed during the three months ended December 31, 1995.

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


                                        RAVENS METAL PRODUCTS, INC.
                                        ---------------------------
                                              (Registrant)


                                        By: /s/ John J. Stitz
                                            ----------------------------------
                                            John J. Stitz
                                            Chief Financial Officer


Date:  February 14, 1996