Form 10-K405
period 1996-03-31
RAVENS METAL PRODUCTS INC
filed 1996-06-27
CIK 82172

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C., 20549

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended                                Commission File
      March 31, 1996                                       No. 0-1709
- --------------------------                               ------------------

                          RAVENS METAL PRODUCTS, INC.
             (Exact name of registrant as specified in its charter

          Delaware                                       55-0398374
- ----------------------------                         ------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization                        Identification Number)


P.O. Box 10002, 861 E. Tallmadge Avenue, Akron, Ohio           44310
- ----------------------------------------------------        ---------------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code:  (330) 630-4528

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock (par value $.01 per share)
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                       Yes    X                No _______

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]

The aggregate market value of the voting stock held by non-affiliates as of June 10, 1996, based on a bid price of $8.00 by the Registrant's market maker was approximately $15,548,200. However, see Item 5 regarding lack of active market for the stock.

There were 1,943,525 shares outstanding of the Registrant's common stock as of June 25, 1996.

                      Documents Incorporated by Reference
                                      None

                          RAVENS METAL PRODUCTS, INC.

                      Index to Annual Report on Form 10-K
                    for the Fiscal Year Ended March 31, 1996

PART I                                                                                                           Pages
- ------                                                                                                           -----
Item 1          Business                                                                                        3 -  6

Item 2          Properties                                                                                        7

Item 3          Legal Proceedings                                                                                 8

Item 4          Submission of Matters to a Vote of Security Holders                                               8

PART II
- -------

Item 5          Market for Registrant's Common Equity and
                  Related Stockholder Matters                                                                     9

Item 6          Selected Financial Data                                                                          10

Item 7          Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                                                11 - 13

Item 8          Financial Statements and Supplementary Data                                                    13 - 34

Item 9          Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure                                                            35

PART III
- --------

Item 10         Directors and Executive Officers of the Registrant                                             36 - 37

Item 11         Executive Compensation                                                                         38 - 39

Item 12         Security Ownership of Certain Beneficial Owners
                  and Management                                                                                 40

Item 13         Certain Relationships and Related Transactions                                                   41

PART IV
- -------

Item 14         Exhibits, Financial Statement Schedules, and
                  Reports on Form 8-K                                                                          42 - 43

                                     PART I

ITEM 1.   BUSINESS

Fiscal Year

          The Company's fiscal year ends on March 31. References to 1996, 1995, etc. are for the fiscal years ended March 31, 1996, 1995, etc., respectively.

General Development of the Business

          Ravens Metal Products, Inc. (the "Company") was incorporated in the State of West Virginia on April 9, 1956 and reincorporated in the State of Delaware on September 3, 1986. Jacob Pollock ("Pollock") acquired majority control on May 3, 1991.

          The principal business of the Company is the design and manufacture of truck trailers, consisting of platform (flatbed) trailers, dump trailers, and dump truck bodies. Since the late 1950s, the Company has designed and manufactured durable, lightweight aluminum trailers and bodies which provide the advantage of lower operating costs plus higher legal payload capacity. Although the Company's products are primarily made with aluminum bodies and aluminum chassis, the Company also manufactures units with steel chassis. The Company's truck trailers are basically standardized products with a number of optional features available; however, certain variations are made to satisfy customers' requirements. The Company also manufactures truck and trailer accessories, including tool boxes, side kits and boxes, bulkheads and other optional equipment. The Company sells a wide variety of after-market parts for trucks and trailers, including parts for its own trailers. The Company began selling aluminum utility, snowmobile, and personal watercraft trailers in 1995.

          The Company intends to design and manufacture new products related to its current products in order to increase the growth and profitability of the Company. The Company is considering the potential acquisition of existing manufacturing facilities and product lines which are complementary to the Company's business. Any such acquisition is likely to require significant capital expenditures, but the Company does not presently have a definitive agreement or financing to consummate any such acquisition.

          The Company intends to use the remaining proceeds from the City of Kent, Ohio industrial development revenue bonds and internally generated cash to construct a 60,000 square foot building at its Kent, Ohio facility and purchase equipment to cut aluminum coil into sheets for its own use and for related and unrelated customers. The Company has not established a commencement date for this project.

Markets

          The markets for the Company's truck trailer and body product lines are virtually all within the highway transportation industry in the U.S. with a small amount of sales in Canada. This includes both for-hire carriers (commercial trucking companies and owner operators) and private carriers (manufacturers and producers delivering their own products or commodities). Dump trailer and body applications include construction and road building materials, agricultural and mining products, industrial and municipal waste, and a wide range of other bulk commodities. Platform trailers are utilized in a variety of applications, including steel and other metals, lumber, building materials, machinery, appliances, and industrial equipment. The Company's overall business is not generally seasonal.

          The U.S. market for truck trailers and related products has historically been somewhat cyclical and has been affected by overall economic conditions as well as regulatory changes for the highway transportation industry. Economic conditions in 1992 depressed demand for new trailers. Improving economic conditions in 1993 and 1994 and regulatory changes (See "Regulation") caused an increase in demand but not to the degree experienced during the recovery stage from some previous recessions. Trailer industry sales reached record levels in 1995 and 1996. Trailer sales declined in the last few months of 1996, and 1997 sales are expected to be below 1995 and 1996 levels.

          Utility trailers are multi-use vehicles that are towed by automobiles and light trucks. The demand for these trailers has increased steadily as the size and horsepower of the tow vehicles have decreased. Small power equipment (lawn mowers, log splitters, roto-tillers, etc.), recreational vehicles, camping and other outdoor gear are a few of the types of equipment transported on utility trailers. Snowmobile and personal watercraft trailers are sold to the recreation markets.

          One dealership, Transport Truck & Trailer, Inc. in Boise, Idaho, accounted for approximately 11% of the Company's gross sales in 1996. No sales to any one dealership/customer accounted for more than 10% of sales in 1995 or 1994. A significant decrease in business from Transport Truck & Trailer, Inc. could have a material adverse effect on the Company's results of operations and financial condition.

Backlog

          The Company's backlog of orders for new trailers amounted to approximately $5,000,000 at May 31, 1996 compared to approximately $9,500,000 at June 3, 1995. The backlog is expected to be completed in the Company's current fiscal year. The backlog at June 3, 1995 included an order from one customer for approximately $5,900,000.

Distribution and Service

          At this time, the Company sells and services truck trailers nationally through 49 trailer dealerships located in 29 states and 2 dealerships located in Canada. The Company owns trailer and parts sales branches located in Dover, Ohio and Parkersburg, West Virginia. In addition, the Company has sales representatives who solicit direct sales from fleet customers and sales through dealerships.

          Service and maintenance on the Company's products are performed by the Company's Dover, Ohio service branch. Company approved garages, repair shops, and customers are also authorized to service the Company's products.

          The Company assists in financing its trailer sales to customers by guaranteeing the time payment notes of customers with acceptable credit standing to a finance company. See Note 7 to the financial statements as to contingent liabilities with respect to these notes.

          The Company accepts used trailers as trade-ins on sales of new trailers and purchases used trailers for resale. The Company generally reconditions these used trailers when necessary and holds them for resale. The Company does not generally lease trailers.

          Utility, snowmobile, and personal watercraft trailers are sold primarily to distributors who sell to dealerships. The Company currently has 14 distributors.

Raw Materials

          The principal raw materials used by the Company are aluminum extrusions and aluminum sheet and plate; the Company also purchases components such as tires, wheels, axles and other hardware items. The Company is not dependent upon any single supplier for raw materials or components; however, the Company purchases most aluminum extrusions from Wirt Aluminum Co., a related party.

Competition

          The Company competes nationally in the platform trailer and dump trailer categories of the diverse and highly competitive truck trailer industry. There are approximately 90 companies who manufacture aluminum, composite (aluminum and steel), and steel platform and/or dump trailers. A majority of these companies compete within local or regional areas. The Company believes that approximately 10 of these companies have larger market shares of the total platform and dump trailer markets.

          The Company has developed product design, manufacturing, and marketing expertise for aluminum platform and dump trailers. Aluminum trailers, compared to composite and steel trailers, are lighter, enabling a larger payload to be hauled, last longer, require less maintenance, and have higher resale and scrap values. These factors are distinct advantages of aluminum trailers, but the higher cost of aluminum compared to steel requires a larger investment by the customer.

          The Company, particularly, is recognized as a leading manufacturer of aluminum platform trailers. The Company believes that there are no more than 10 manufacturers of aluminum platform trailers, of which 4 account for approximately 90-95% of the units produced. The Company believes, based upon 1996 estimates of units registered, that the Company's market share was approximately 32% and that East Manufacturing Corporation, Benson Truck Bodies, Inc., and Reitnouer, Inc. had market shares of approximately 24%, 20% and 18%, respectively. The Company strives to compete based upon product performance, but economic conditions and competition with aluminum, composite, and steel manufacturers have caused the importance of price to increase.

          The Company commenced production of platform trailers in its Kent, Ohio facility in June 1995. The Company believes that the increase in production capacity and new manufacturing techniques will enable the Company to lower its production costs and more effectively compete against other aluminum, composite, and steel manufacturers. The Company intends to utilize its Jacksonville, North Carolina facility to continue manufacturing dump trailers and dump truck bodies and to increase its presence in these diverse and fragmented markets; e.g., in 1996 the Company introduced a live-floor trailer (a trailer which loads and unloads material with a moving floor rather than a hoist) for the solid waste transportation industry and other markets.

          Utility trailers, including snowmobile and personal watercraft trailers, are primarily constructed of aluminum or steel, with aluminum trailers having similar performance advantages and cost disadvantage as previously discussed for truck trailers. Major competitors for aluminum utility trailer sales are Featherlite Mfg., Inc., Karavan Trailers, Inc. and Triton Corporation.

Patents and Trademarks

          The Company has a registered trademark for its swirl design finish on its manufactured products. The Company believes that the swirl finish is a cosmetic feature which favorably distinguishes the Company's trailers and bodies from its competitors' products.

Employees

          The Company currently employs approximately 215 administrative, sales, engineering, production, and repair and service personnel. The hourly personnel at the branch facility in Dover, Ohio are represented by the International Association of Machinists and Aerospace Workers, AFL-CIO. The current collective bargaining agreement expires in April 1998. The hourly personnel at the utility trailer manufacturing facility in Dover, Ohio are represented by the same union. The Company and union are negotiating the terms of an initial agreement. In April 1996, hourly employees at the Kent, Ohio facility elected to be represented by the International Association of Bridge, Structural and Ornamental Iron Workers, AFL-CIO. The Company and union are negotiating the terms of an initial agreement.

Regulation

          Truck trailer length, height, width, maximum capacity and other specifications are regulated by the U.S. Government and State Governments. The U.S. Government also regulates certain safety features incorporated in the design of truck trailers.

Environmental Matters

          The Company's facilities are subject to the environmental laws and regulations of the jurisdictions in which they are located. The Company believes that the environmental standards maintained at such locations meet applicable regulatory requirements. The Company's operations, like those of other competitors in basic industries, have in recent years become subject to increasingly stringent legislation and regulations with regard to protection of human health and the environment. More rigorous policies and requirements may be imposed in the future. Although the Company is not aware of any specific measures or expenditures that will be required, compliance with such laws, regulations or policies may require expenditures in the future.

ITEM 2.   PROPERTIES

          The Company's corporate offices are located in Akron, Ohio. The Company leases approximately 3,600 square feet of office space in Akron from a corporation in which Richard D. Pollock, a Director, is a shareholder. See
Item 13.

          The Company has a manufacturing facility on an 8 acre site in Jacksonville, North Carolina. This facility is comprised of a prestressed concrete building that contains approximately 43,200 square feet of fabrication area and a concrete block building with approximately 3,000 square feet of space for washing and painting trailers.

          The Company commenced production in June 1995 at a 19.6 acre site in Kent, Ohio. The building consists of approximately 60,000 square feet of steel construction plus approximately 15,000 square feet of concrete block additions.

          The Company believes that the production capacity at the Jacksonville and Kent facilities is sufficient to meet current and projected demand for current products.

          The branch in Dover, Ohio is housed in three buildings of cement block construction with approximately 25,000 square feet of floor area on 3.5 acres of land. This property is utilized for trailer sales, service, and repairs. The building contains offices, storage space, and shop space. Yard area is utilized for storage of new and used trailers and trailers in process of repair and maintenance. The Company owns the land and buildings.

          The Company also owns land and buildings situated on approximately
9.2 acres adjacent to the branch facility in Dover, Ohio. The Company is utilizing the buildings, constructed primarily of concrete block and totalling approximately 36,000 square feet, for manufacturing of utility, snowmobile, and personal watercraft trailers.

          The branch in Parkersburg, West Virginia sells trailers and parts from a metal building with approximately 17,500 square feet situated on approximately 4.9 acres of land. The Company owns the land and building.

          Certain owned property of the Company is subject to mortgages and is collateral for the note payable - bank and a letter of credit. (See Notes 5 and 6 to the financial statements).

ITEM 3.   LEGAL PROCEEDINGS

          Various claims, lawsuits, and complaints arising in the ordinary course of business have been filed or are pending against the Company or may arise in the future involving allegations of negligence, product defects, breach of warranty, and breach of contract, among other allegations. Some of the foregoing matters involve or may involve compensatory or punitive damages in very large amounts. Litigation is subject to many uncertainties, the outcome of individual litigated matters is not predictable with assurance, and it is possible that some of the foregoing matters could be decided unfavorably to the Company. Although the liability, if any, associated with these matters was not determinable at March 31, 1996, it is the opinion of management of the Company that all such matters are adequately accrued for or are adequately covered by insurance or, if not so covered, are without merit or are of such kind, or involve such amounts, as would not have a significant effect on the financial position and results of operations and cash flows of the Company if disposed of unfavorably.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          There were no matters submitted to a vote of security holders in the quarter ended March 31, 1996.

                                    PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

          The Registrant's stock (trading symbol "RVMP") is traded over-the-counter and reported on the OTC Bulletin Board and on "pink sheets" which are published periodically. The best knowledge and belief of the Company is that the stock has not actively traded during the last two years. The Company is aware that a small number of transactions occurred between $.40 and $8.50 per share. J. C. Bradford & Co., Nashville, Tennessee, Telephone 1-800-522-1927, began making a market in the common stock in May 1996. Their bid-ask quotation on June 10, 1996 was $8.00-$10.00 per share.

          The Company has not paid dividends in the last two years and is restricted from paying dividends by its loan agreements. Payment of dividends is within the discretion of the Company's Board of Directors and will depend on, among other factors, earnings, capital requirements and the operating and financial condition of the Company. The Company does not presently intend to pay dividends in the future.

          There were approximately 4,000 holders of record of the Registrant's common stock as of June 10, 1996. See also Item 12.

ITEM 6.   SELECTED FINANCIAL DATA FOR THE YEARS ENDED MARCH 31

This information should be read in conjunction with the financial statements and the related notes in Item 8 and Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7.

                                             1996             1995             1994            1993             1992
                                           --------         --------         --------        --------         --------
Net sales                               $40,238,755      $42,036,058      $25,114,351     $19,921,093      $14,593,834

Income (loss) from operations               807,419        2,955,391        1,213,445       1,004,701         (217,808)

Unusual income items                              0                0          565,000               0                0

Income (loss) before income taxes
   and extraordinary items                  305,511        2,762,033        1,605,868         683,985         (640,002)

Extraordinary items                               0                0                0         531,032 (2)            0

Net income (loss)                           194,538        1,801,233        2,029,068         931,017         (640,002)

Net income (loss) per common share:
   Before extraordinary items                  $.10             $.93            $1.04           $0.90           $(2.62)
   Extraordinary items                            0                0                0            1.20                0
                                              -----            -----            -----          ------         --------
   Total (1)                                   $.10             $.93            $1.04           $2.10           $(2.62)
                                               ====             ====            =====           =====           ======

Average number of shares used in
   computation of per share amounts (1)   1,943,525        1,943,525        1,943,525         442,348          244,431

Supplementary income (loss) per share data:
   Before extraordinary items                  $.10             $.93            $1.04            $.27            $(.26)
   Extraordinary items                            0                0                0             .27                0
                                              -----            -----          -------           -----           ------
   Total (1)(3)                                $.10             $.93            $1.04            $.54            $(.26)
                                               ====             ====            =====            ====            =====

Number of shares used in computation of
   supplementary per share data (1)       1,943,525        1,943,525        1,943,525       1,943,525        1,943,525

Cash dividends declared per common
   share                                $         0      $         0       $        0      $        0       $        0

Total assets                             21,886,535       19,405,237        8,420,275       7,168,679        5,477,552

Total long-term obligations              12,397,447       10,047,807        3,575,599       4,264,463        1,582,877

Working capital/(deficit)                 5,900,027        3,682,967        2,568,807       1,424,402       (3,550,207)

Shareholders' equity (deficit)            3,440,090        3,267,061        1,373,330        (496,442)      (2,948,236)





(1) All per share amounts and number of shares have been restated to reflect a one-for-four reverse stock split effected on December 26, 1995.

(2) Gain of $144,032 from retirement of subordinated debentures and $387,000 from utilization of tax loss carryforwards.

(3)      Interest expense of $114,370 and $128,281 in 1993 and 1992, respectively, on debt to Pollock which was converted to equity in 1993 was added to income and deducted from loss before extraordinary items in 1993 and 1992, respectively, to compute supplementary data.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

          The Company had cash and cash equivalents of $441,890 and $394,019 at March 31, 1996 and 1995, respectively. The Company could have borrowed approximately $1,140,000 more than the $6,707,986 owed to the bank at March 31, 1996 on a line of credit which expires on August 31, 1997.

          The Company intends to use the remaining proceeds from the City of Kent, Ohio industrial development revenue bonds and internally generated cash to construct a 60,000 square foot building at the Kent facility and purchase equipment to cut aluminum coil into sheets for its own use and for related and unrelated customers; however, the Company has not begun this project.

          Although no assurances are possible, the Company believes that its cash resources, credit arrangements, and internally generated funds will be sufficient to meet its operating and capital expenditure requirements for existing operations and to service its debt in the next 12 months and the foreseeable future.

          Based upon historical patterns and projections by truck trailer industry analysts, record demand for truck trailers in 1995 and 1996 peaked, and a decrease in truck trailer demand is projected in 1997. The Company is increasing its efforts to offset a projected decline in trailer industry sales by selling more flatbed trailers to fleets. The Kent facility was built and the Eclipse II flatbed trailer was introduced in 1996, among other competitive reasons, to make the Company's aluminum flatbed trailer more attractive to fleets who might otherwise purchase composite or steel trailers.

          Based upon sales for early 1997, a sales order backlog approximating $5,000,000 at May 31, 1996, and a moderate downturn in the truck trailer industry, the Company is projecting sufficient sales to maintain profitability and meet its debt covenants in 1997.

1996

          Net cash used for operating activities was $1,864,230 with significant uses being an increase in inventories due mainly to the startup of the Kent facility and payment of income taxes. Capital expenditures include approximately $1,375,000 for the Kent facility which commenced production of flatbed trailers in June 1995. Capital expenditures were financed with proceeds from the industrial development revenue bonds and increase in note payable - bank. Bank borrowings were used to finance the net cash used for operating activities. Working capital increased to $5,900,027 at March 31, 1996 from $3,682,967 at March 31, 1995.

1995

          Net cash provided from operating activities was $685,289. Increases in receivables, inventories and accounts payable were primarily due to increased sales and manufacturing activity. The increase in accrued income taxes was due to the Company owing income taxes, having utilized net operating loss carryforwards and generating taxable income. $4,900,000 of industrial development revenue bonds were issued for a building, improvements to the existing building, and equipment at the Kent facility. Approximately $2,900,000 of cash was used for capital expenditures for the Kent facility. Working capital increased to $3,682,967 at March 31, 1995 from $2,568,807 at March 31, 1994.

1994

          Cash flow provided from operating activities of $1,235,508 in 1994 included $500,000 of life insurance proceeds received upon the death of the previous Chairman of the Company, Rodney E. Wilson. Increases in receivables, inventories and accounts payable were due to increased sales and manufacturing activity. The increase in accrued pension costs and unrecognized pension liability was due mainly to a decrease in the assumed discount rate from 8.0% to 7.25%. The cash provided from operations was used to reduce debt and for capital expenditures for improvement of the Company's facilities and the startup of the utility trailer facility.

RESULTS OF OPERATIONS

Years Ended March 31, 1996 and 1995

          Gross profit declined 28.1% to $4,512,444 in 1996 from $6,276,019 in 1995 and gross profit margin declined to 11.2% in 1996 from 14.9% in 1995 mainly due to the startup of the Kent facility, conversion of the Jacksonville, North Carolina facility to a dedicated dump trailer and body manufacturing facility, losses at the utility trailer division, and a decline in demand for trailers leading to reduced margins on fleet sales. The startup of production in Kent resulted in higher costs because new employees were gaining experience and production levels during most of 1996 were below the level needed to cover overhead costs.

          Selling, general and administrative expenses increased to 9.2% from 7.9% of net sales as net sales decreased while expenses increased 11.6% mainly due to increased marketing expenditures for the introduction of the Eclipse II flatbed trailer and live-floor trailer and for the utility trailer division which began the production and sale of utility, snowmobile, and personal watercraft trailers during the year ended March 31, 1995. Interest expense increased mainly due to more debt outstanding during the period 1996 versus 1995.

          A one-for-four reverse stock split was effected on December 26, 1995 in order to increase the market price of the common stock to promote more active trading; although, there can be no assurance that an active market for the common stock will develop merely because of an increase in the price of each share. All per share amounts and number of shares have been restated to reflect the reverse stock split.

Years Ended March 31, 1995 and 1994

          Net sales increased 67.4% to $42,036,058 in 1995 from $25,114,351 in
1994 and income from operations increased 143.6% to $2,955,391 from $1,213,445 primarily due to an increase in volume in existing products, as the economy and transportation industry continued at a strong level, and the Company's ability to increase its manufacturing volume.

          Gross profit margin declined to 14.9% in 1995 from 17.8% in 1994 due to the startup of the utility trailer facility and increased sales of trailers to fleets, which generally pay lower margins, and the subsequent sales of trade-in trailers which are generally sold at lower margins than new trailers. Selling, general and administrative expense declined to 7.9% from 13.0% of net sales as net sales increased at a higher rate than expenses. In addition, 1994 expense included approximately $150,000 for bad debt expense, primarily for one dealership, which was reversed in 1995 due to collections and deemed collectibility of the balance due the Company. 1994 expense also included approximately $270,000 of legal and professional fees to successfully litigate certain claims. See Note 8 to the financial statements for a discussion of income taxes.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements:                                                                               Pages
                                                                                                   -------
          Report of Independent Accountants                                                          14

          Balance Sheets, March 31, 1996 and 1995                                                  15 - 16

          Statements of Operations for the years ended
            March 31, 1996, 1995 and 1994                                                            17

          Statements of Changes in Shareholders' Equity (Deficit)
            for the years ended March 31, 1996, 1995 and 1994                                        18

          Statements of Cash Flows for the years ended
            March 31, 1996, 1995 and 1994                                                            19

          Notes to Financial Statements                                                            20 - 33

Financial Statement Schedules:

   II -   Valuation and Qualifying Accounts and Reserves
            for the years ended March 31, 1996, 1995 and 1994                                        34





          All other schedules are omitted because they are not applicable or the required information is presented in the financial statements or the notes thereto.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Board of Directors
Ravens Metal Products, Inc.:

          We have audited the financial statements and financial statement schedule of Ravens Metal Products, Inc. listed in Item 8 of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

          We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.
An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ravens Metal Products, Inc. as of March 31, 1996 and 1995 and the results of its operations and its cash flows for each of the three years in the period ended March 31, 1996 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


                                                    /S/ COOPERS & LYBRAND L.L.P.

Akron, Ohio
June 4, 1996

                          RAVENS METAL PRODUCTS, INC.

                                 BALANCE SHEETS


                                                                            March 31
                                                               ----------------------------------

        ASSETS                                                     1996                   1995
                                                               -----------            -----------
Current assets:
   Cash and cash equivalents                                   $   441,890            $   394,019

   Receivables:
        Trade, net of allowance for doubtful
             accounts of $85,000 and $60,000
             in 1996 and 1995                                    4,678,629              4,438,799

   Inventories                                                   6,356,353              4,502,357
        (Excess of replacement or current cost
             over stated values was $2,051,000
             and $2,087,000 in 1996 and 1995)

   Refundable income taxes                                          42,639                      0

   Deferred income taxes                                           329,818                334,100

   Other current assets                                             99,696                104,061
                                                             -------------            -----------

             Total current assets                               11,949,025              9,773,336

Property, plant and equipment, net                               6,984,989              5,896,806

Funds held by trustee for capital expenditures                   2,711,104              3,489,400

Other assets                                                       241,417                245,695
                                                             -------------          -------------

             Total assets                                      $21,886,535            $19,405,237
                                                               ===========            ===========





    The accompanying notes are an integral part of the financial statements.

                          RAVENS METAL PRODUCTS, INC.

                                                                              March 31
                                                                ----------------------------------

   LIABILITIES AND SHAREHOLDERS' EQUITY                             1996                   1995
                                                                -----------            -----------
Current liabilities:
   Accounts payable - trade                                     $ 3,942,899            $ 3,727,288
   Accrued liabilities:
        Compensation                                                560,763                521,787
        Product warranty                                            485,000                425,000
        Income taxes                                                 11,851                809,021
        Other                                                       394,520                403,962
   Current installments on term debt                                653,965                203,311
                                                               ------------           ------------

             Total current liabilities                            6,048,998              6,090,369

Note payable - bank                                               6,707,986              3,781,556
Term debt                                                         5,287,010              5,934,529
Accrued pension costs                                               230,293                244,822
Deferred income taxes                                               172,158                 86,900
                                                               ------------           ------------

             Total liabilities                                   18,446,445             16,138,176
                                                                -----------            -----------

Commitments and contingent liabilities

Shareholders' equity:
   Common stock, $.01 par value; authorized 3,000,000
        shares at March 31, 1996 and 10,000,000 shares
        at March 31, 1995; issued 1,943,525 shares at
        March 31, 1996 and 7,769,392 shares at
        March 31, 1995                                               19,435                 77,694
   Additional capital                                             3,419,732              3,361,473
   Retained earnings                                                216,585                 22,047
                                                               ------------           ------------

                                                                  3,655,752              3,461,214

   Unrecognized pension liability                                  (215,662)              (194,153)
                                                               ------------           ------------

             Total shareholders' equity                           3,440,090              3,267,061
                                                               ------------           ------------

             Total liabilities and shareholders' equity         $21,886,535            $19,405,237
                                                                ===========            ===========


    The accompanying notes are an integral part of the financial statements.

                          RAVENS METAL PRODUCTS, INC.

                            STATEMENTS OF OPERATIONS




For the years ended March 31,                           1996               1995                 1994
- -----------------------------                       -----------        -----------          -----------
Net sales                                           $40,238,755        $42,036,058          $25,114,351

Cost of sales                                        35,726,311         35,760,039           20,642,318
                                                    -----------        -----------          -----------

   Gross profit                                       4,512,444          6,276,019            4,472,033

Selling, general and administrative expenses          3,705,025          3,320,628            3,258,588
                                                    -----------       ------------          -----------

   Income from operations                               807,419          2,955,391            1,213,445

Other income                                            114,129            124,567              118,226
Interest expense                                       (616,037)          (317,925)            (290,803)
Unusual income items                                          0                  0              565,000
                                                 --------------    ---------------         ------------

   Income before income taxes                           305,511          2,762,033            1,605,868

Provision (benefit) for income taxes                    110,973            960,800             (423,200)
                                                    -----------       ------------         ------------

   Net income                                       $   194,538        $ 1,801,233          $ 2,029,068
                                                    ===========        ===========          ===========

Net income per common share                               $0.10              $0.93                $1.04
                                                          =====              =====                =====





    The accompanying notes are an integral part of the financial statements.

                          RAVENS METAL PRODUCTS, INC.

           STATEMENTS OF CHANGES  IN SHAREHOLDERS'  EQUITY (DEFICIT)

               for the years ended March 31, 1996, 1995 and 1994


                                                                                             Unearned        Un-
                                                 Common                        Retained      Employee     recognized
                                    Common       Stock        Additional       Earnings      Benefits      Pension
                                    Shares       Amount        Capital        (Deficit)        ESOP       Liability       Total
                                   ---------    --------      ----------    ------------    ----------   -----------   ---------
Balance at March 31, 1993          7,769,392     $77,694      $3,361,473     $(3,808,254)    $(39,989)    $ (87,366)   $ (496,442)
  Net income                                                                   2,029,068                                2,029,068
  Change in unearned employee
    benefits - ESOP                                                                            39,989                      39,989
  Change in unrecognized
    pension liability                                                                                      (199,285)     (199,285)
                                  ----------     -------      ----------     -----------     --------     ---------    ----------

Balance at March 31, 1994          7,769,392      77,694       3,361,473      (1,779,186)           0      (286,651)    1,373,330
  Net income                                                                   1,801,233                                1,801,233
  Change in unrecognized
    pension liability                                                                                        92,498        92,498
                                  ----------     -------      ----------     -----------     --------     ---------    ----------

Balance at March 31, 1995          7,769,392      77,694       3,361,473          22,047            0      (194,153)    3,267,061
  Net income                                                                     194,538                                  194,538
  Change in unrecognized
    pension liability                                                                                       (21,509)      (21,509)
  One-for-four reverse
    stock split                   (5,825,867)    (58,259)         58,259                                                        0
                                  ----------     -------      ----------     -----------     --------     ---------    ----------
Balance at March 31, 1996          1,943,525     $19,435      $3,419,732      $  216,585           $0     $(215,662)   $3,440,090
                                  ==========     =======      ==========      ==========     ========     =========    ==========





    The accompanying notes are an integral part of the financial statements.

                          RAVENS METAL PRODUCTS, INC.
                            STATEMENTS OF CASH FLOWS


For the years ended March 31,                                                   1996             1995             1994
- -----------------------------                                                ----------      -----------      -----------
Cash flows from operating activities:
  Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $  194,538       $1,801,233       $2,029,068
  Adjustments to reconcile net income to net cash provided
        from (used for) operating activities:
     Depreciation and amortization  . . . . . . . . . . . . . . . . . .         519,290          390,813          351,076
     Deferred income taxes  . . . . . . . . . . . . . . . . . . . . . .          89,540           74,500         (516,700)
     Contribution to the ESOP returned to Company as
        repayment of promissory note  . . . . . . . . . . . . . . . . .               0                0           39,989
     Deferred compensation arrangement  . . . . . . . . . . . . . . . .               0                0         (150,011)
     Increase (decrease) in accrued product warranty  . . . . . . . . .          60,000          175,000           25,000
     Increase (decrease) in provision for losses on accounts receivable          25,000         (115,000)         140,000
     Loss (gain) on disposition of property, plant and equipment  . . .           4,606                0             (724)
  Increase (decrease) in cash from changes in:
     Receivables  . . . . . . . . . . . . . . . . . . . . . . . . . . .        (264,830)      (1,797,183)        (359,521)
     Inventories  . . . . . . . . . . . . . . . . . . . . . . . . . . .      (1,853,996)      (2,079,520)        (600,593)
     Other current assets . . . . . . . . . . . . . . . . . . . . . . .           4,365          (11,182)          15,137
     Accounts payable - trade . . . . . . . . . . . . . . . . . . . . .         215,611        1,492,437          634,330
     Refundable and accrued income taxes  . . . . . . . . . . . . . . .        (839,809)         737,407           71,614
     Accrued and other current liabilities  . . . . . . . . . . . . . .          29,534          113,553         (429,814)
     Accrued pension costs  . . . . . . . . . . . . . . . . . . . . . .         (14,529)        (201,360)         157,356
     Unrecognized pension liability . . . . . . . . . . . . . . . . . .         (21,509)          92,498         (199,285)
  Other   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (12,041)          12,093           28,586
                                                                           ------------     ------------     ------------

     Net cash provided from (used for) operating activities . . . . . .      (1,864,230)         685,289        1,235,508
                                                                            -----------      -----------      -----------

Cash flows from investing activities:
  Capital expenditures  . . . . . . . . . . . . . . . . . . . . . . . .      (1,588,445)      (3,588,977)        (298,768)
  Proceeds from disposal of fixed assets  . . . . . . . . . . . . . . .               0                0            7,488
  Investment of proceeds and income from industrial development
        revenue bonds with trustee  . . . . . . . . . . . . . . . . . .        (164,769)      (4,971,845)               0
  Sale of investments and release of funds held by trustee  . . . . . .         943,065        1,482,445                0
                                                                            -----------      -----------   --------------

     Net cash provided from (used for) investing activities . . . . . .        (810,149)      (7,078,377)        (291,280)
                                                                            -----------      -----------      -----------

Cash flows from financing activities:
  Payments on term debt   . . . . . . . . . . . . . . . . . . . . . . .        (204,180)        (106,288)        (238,454)
  Proceeds from (payments on) note payable - bank, net  . . . . . . . .       2,926,430        1,585,516         (687,394)
  Proceeds from industrial development revenue bonds, net of
     issuance costs . . . . . . . . . . . . . . . . . . . . . . . . . .               0        4,701,794                0
                                                                         --------------      -----------   --------------

     Net cash provided from (used for) financing activities . . . . . .       2,722,250        6,181,022         (925,848)
                                                                            -----------      -----------      -----------

Net increase (decrease) in cash and cash equivalents  . . . . . . . . .          47,871         (212,066)          18,380
Cash and cash equivalents at beginning of year  . . . . . . . . . . . .         394,019          606,085          587,705
                                                                            -----------      -----------      -----------
Cash and cash equivalents at end of year  . . . . . . . . . . . . . . .      $  441,890       $  394,019       $  606,085
                                                                             ==========       ==========       ==========





    The accompanying notes are an integral part of the financial statements.

                          RAVENS METAL PRODUCTS, INC.

                         NOTES TO FINANCIAL STATEMENTS

1.    Description of Business and Summary of Significant Accounting Policies:

          Description of Business:

          Ravens Metal Products, Inc. (the "Company") designs, manufactures, and sells aluminum truck trailers and bodies, including dump trailers, dump bodies and flatbed trailers used in the highway transportation industry throughout the U.S. with a small amount of sales in Canada. These principal products are sold direct and through a nationwide network of dealerships. The Company currently has operating facilities in North Carolina, Ohio, and West Virginia. The Company also sells a wide variety of after-market parts for trucks and trailers, including parts for its own trailers.

          Fiscal Year:

          The Company's fiscal year ends on March 31. References to 1996, 1995, etc. are for the years ended March 31, 1996, 1995, etc., respectively.

          Use of Estimates:

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

          Cash Equivalents:

          The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

          Inventories:

          Inventories are carried at the lower of cost or market. The cost of substantially all inventories is determined under the last-in, first-out (LIFO) method with the cost of the remainder of the inventories determined under the first-in, first-out (FIFO) method.

1. Description of Business and Summary of Significant Accounting Policies, continued:

          Depreciation and Amortization:

          Depreciation and amortization of property, plant and equipment, including assets under capital lease obligations, are computed using the straight-line method based on the estimated useful lives of the assets. Accelerated depreciation methods are used for tax purposes.

          Property, plant and equipment which has become fully depreciated or amortized is retained in the accounts as long as it is used in the Company's operations. Property, plant and equipment disposed of is removed from the asset and related allowance accounts at the amounts included therein. Profit or loss on such dispositions is included in the statements of operations. Repairs and maintenance costs are charged to expense as incurred.

          Debt Discount and Expense:

          Debt discount and expense are amortized on a straight-line basis, which does not differ materially from the interest method, by charges to expense over periods from date of issue to date of maturity.

          Product Warranty Costs:

          Anticipated costs related to product warranty are expensed when the products are sold.

          Revenue Recognition:

          Sales and related cost of sales for trailers are recorded when the trailers are available for pick-up or delivery as ordered. Sales and related cost of sales for goods and services other than trailers are recorded when goods are shipped and services are rendered to customers.

          Advertising Costs:

          Costs incurred for producing and communicating advertising are expensed when incurred.

          Income Taxes:

          The Company provides for income taxes based upon earnings reported for financial statement purposes. Deferred tax assets and liabilities are established for temporary differences between financial statement and tax accounting bases using currently enacted tax rates in effect for the years in which the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the provision for income taxes in the period that includes the enactment date. A valuation allowance is established for any deferred tax asset for which realization is not likely.

1. Description of Business and Summary of Significant Accounting Policies, continued:

          Reclassifications:

          Certain amounts in previously issued financial statements were reclassified to conform to the 1996 presentation.

          New Accounting Pronouncements:

          During 1996, the Company adopted the provisions of Statement of Financial Accounting Standards "SFAS" No. 121 - "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". The adoption of SFAS No. 121 had no significant effect on the financial statements.

          In October 1995, the Financial Accounting Standards Board issued SFAS No. 123 - "Accounting for Stock-Based Compensation" effective for transactions entered into after December 15, 1995. The Company has adopted the disclosure-only option of SFAS No. 123. The adoption of this standard did not have a material impact on the financial statements.

2.    Unusual Income Items:

      On June 30, 1993, the Company reached a settlement with the previous Chairman of the Company, Rodney E. Wilson, of all disputes and obligations. The settlement resulted in a gain to the Company of approximately $95,000.

      Mr. Wilson died on July 25, 1993. The Company realized a gain of approximately $470,000 ($500,000 of proceeds less $30,000 of cash surrender value previously recorded) from a life insurance policy on Mr. Wilson.

3.    Inventories:

      March 31                           1996                     1995
                                     ------------             ------------
          Raw materials                $3,858,163               $2,775,219
          Work in process                 484,620                  338,140
          Finished goods                2,013,570                1,388,998
                                       ----------               ----------

                                       $6,356,353               $4,502,357
                                       ==========               ==========

      Approximately 93% and 89% of total inventories at March 31, 1996 and 1995, respectively, were valued on a LIFO basis. The reserve to reduce the carrying value of inventories from current cost to the LIFO basis amounted to approximately $2,051,000 and $2,087,000 at March 31, 1996 and 1995, respectively.

4.    Property, Plant and Equipment, at Cost:

      March 31                                 1996                     1995
                                           ------------             ------------
          Buildings and improvements         $5,289,865               $4,559,504
          Machinery and equipment             3,216,704                2,700,812
          Office equipment                      676,376                  575,697
          Automotive equipment                  399,258                  281,982
                                             ----------               ----------

                                              9,582,203                8,117,995
          Less accumulated depreciation
             and amortization                 2,859,626                2,438,289
                                             ----------               ----------

                                              6,722,577                5,679,706
          Land                                  262,412                  217,100
                                             ----------               ----------

                                             $6,984,989               $5,896,806
                                             ==========               ==========

      Approximately $1,375,000 and $3,394,000 of capital expenditures were incurred in 1996 and 1995, respectively, for a new production facility in Kent, Ohio. These capital expenditures include capitalized interest expense net of capitalized interest income of $58,951 and $64,238 in 1996 and 1995, respectively.

      Rent expense was approximately $50,000, $32,000 and $26,000 in 1996, 1995 and 1994, respectively.

5.    Notes Payable:

      On June 26, 1995, the Company entered into a loan and security agreement with First National Bank of Ohio ("FNBO"). The agreement provides for borrowings under a line of credit up to $8,000,000 based on eligible accounts receivable and inventories and expires on August 31, 1997. Interest is at FNBO's prime rate (8.25% at March 31, 1996) minus 1/2%. The Company could have borrowed approximately $1,140,000 more than the $6,707,986 owed to FNBO at March 31, 1996.

      The agreement is collateralized by cash, accounts receivable, inventories, equipment and intangibles as well as the real estate at the Kent facility. The agreement is cross-collateralized with the reimbursement agreement described in Note 6 and contains covenants relating to the payment of dividends, acquiring treasury stock, the creation of additional indebtedness, minimum tangible net worth, and cash flow coverage. The Company was not in compliance with the cash flow coverage covenant at March 31, 1996. FNBO waived the covenant violation through March 31, 1996. Based upon its projections for 1997, the Company believes that it will comply with these covenants. If the Company does not comply with these covenants, it will be required to seek a waiver of noncompliance or amendment to the agreement in order to continue borrowing under the agreement and to avoid potential acceleration of repayment of the borrowings.

      Prior to June 26, 1995, the Company had a loan and security agreement with PNC Bank, National Association ("PNC"). Interest was at PNC's prime rate (9% at March 31, 1995) plus 1%.

6.    Term Debt:

      March 31                                                1996                     1995
                                                          ------------             ------------
      City of Kent,Ohio (a)                                 $4,900,000               $4,900,000

      7% subordinated debentures, payable in 2004,
          net of unamortized discount of $62,730
          and $70,176                                          424,270                  417,824

      6% loan, payable in monthly installments
          through 2001 (b)                                      22,444                   26,043

      4% promissory note, payable in monthly
          installments through 2001 (b)                         62,054                   72,656

      Variable prime rate promissory note, payable
          in monthly installments through 2001 (b)              34,650                   41,317

      4% promissory note, payable in quarterly
          installments through 2000 (c)                         72,000                   90,000

      Variable rate loan, payable in monthly
          installments through 1999 (c)                        225,557                  290,000

      7% promissory notes, payable in annual
          installments through 1998 to sellers of
          real estate at the Kent facility                     200,000                  300,000
                                                            ----------               ----------

                                                             5,940,975                6,137,840

      Less current installments                                653,965                  203,311
                                                            ----------               ----------

                                                            $5,287,010               $5,934,529
                                                            ==========               ==========

      (a) On December 12, 1994, the Company entered into a loan agreement with the City of Kent, Ohio dated December 1, 1994 pursuant to which the Company borrowed $4,900,000 for capital expenditures for the Kent facility. The loan agreement requires annual principal payments of $450,000 in 1997 through 2001, $500,000 in 2002 through 2005, $150,000 in 2006 through 2008, and $100,000 in 2009 and 2010.

             In connection with the loan, the City of Kent issued and sold $4,900,000 of its City of Kent, Ohio Variable Rate Demand Industrial Development Revenue Bonds, Series 1994 (Ravens Metal Products, Inc. Project). The Company's interest and principal payments will be used to satisfy obligations to the bondholders. Payment to bondholders is guaranteed by a letter of credit in an amount equal to outstanding principal plus specified interest ($4,996,660 at March 31, 1996) expiring December 15, 1996 issued by First National Bank of Ohio at a rate of 1% per annum and collateralized by all equipment owned by the Company and by the real estate at the Kent facility and cross-collateralized with the line of credit as described in Note 5. The interest rate on the bonds varies weekly and was 3.70% and 4.35% at March 31, 1996 and 1995, respectively. Proceeds from the loan agreement are held by a trustee and released to the Company for approved capital expenditures at the Kent facility. $2,711,104 and $3,489,400 held by the trustee at March 31, 1996 and 1995, respectively, was invested in short-term commercial paper and a money market fund.

      (b) These borrowings are collateralized by the Parkersburg, West Virginia facility.

      (c) These borrowings are collateralized by the Jacksonville, North Carolina facility. The variable rate loan is at the bank's prime rate (8.25% and 9% at March 31, 1996 and 1995, respectively) plus 1%.

      Maturities for the term debt are:  1997, $653,965; 1998, $654,674; 1999,
      $555,367; 2000, $523,900; 2001, $474,465; and thereafter, $3,078,604.

7.    Commitments and Contingent Liabilities:

      Various claims, lawsuits, and complaints arising in the ordinary course of business have been filed or are pending against the Company or may arise in the future involving allegations of negligence, product defects, breach of warranty, and breach of contract, among other allegations.
      Some of the foregoing matters involve or may involve compensatory or punitive damages in very large amounts. Litigation is subject to many uncertainties, the outcome of individual litigated matters is not predictable with assurance, and it is possible that some of the foregoing matters could be decided unfavorably to the Company. Although the liability, if any, associated with these matters was not determinable at March 31, 1996, it is the opinion of management of the Company that all such matters are adequately accrued for or are adequately covered by insurance or, if not so covered, are without merit or are of such kind, or involve such amounts, as would not have a significant effect on the financial position and results of operations and cash flows of the Company if disposed of unfavorably.

      At March 31, 1996 and 1995, the Company was contingently liable as guarantor on certain sales contracts of customers in the amount of approximately $515,000 and $499,000, respectively, which are collateralized by the units sold. No reserve for losses has been provided because the Company has incurred an insignificant amount of losses related to guaranteed sales contracts which generally have maturities less than five years. The Company guarantees 10-20% of the outstanding balance owed to the finance company by the customers. The Company recognizes revenue at the time the trailers are sold.

      The Company and certain other persons and business entities affiliated with the Company and Wirt Aluminum Co. ("Wirt") have jointly and severally guaranteed approximately $2,115,000 of State of Ohio Economic Development Revenue Bonds (Ohio Enterprise Bond Fund) Series 1995-2 (Wirt Aluminum Co.) and approximately $2,500,000 of State of Ohio "Section 166 Project Funds".

8.    Income Taxes:

      The provision (benefit) for income taxes consists of the following:

                                    1996            1995             1994
                                  --------        --------         --------
          Current:
             Federal              $ 14,064        $854,000        $  84,000
             State                   7,369          32,300            9,500

          Deferred                  89,540          74,500         (516,700)
                                  --------        --------         --------

                                  $110,973        $960,800        $(423,200)
                                  ========        ========        =========

      The sources of temporary differences which make up the deferred tax balances are as follows:

                                                                  1996            1995
                                                                --------        --------
          Depreciation and amortization                        $(336,130)      $(313,287)
          Warranty                                               184,426         161,585
          Vacation                                                49,427          47,085
          Pension                                                 29,163          58,464
          Deferred interest and amortization of
             discount on debentures                               65,623          62,908
          Allowance for doubtful accounts                         32,322          22,812
          Inventory                                               16,466          38,082
          Federal and state tax loss carryforwards                91,262         100,373
          Other                                                   25,101          69,178
                                                                --------        --------

                                                                $157,660        $247,200
                                                                ========        ========


      A reconciliation of the federal statutory tax rate to the effective rate follows:

                                                                 1996                 1995                  1994
                                                                 ----                 ----                  ----

                                                           Amount   Percent     Amount    Percent     Amount    Percent
                                                           ------   -------     ------    -------     ------    -------
      Statutory amount and rate                          $103,874     34.0%   $939,091      34.0%  $ 545,995     34.0%
      Effect of:
          State taxes (net of utilization of
             tax loss carryforwards)                        7,369      2.4      32,300       1.2       9,500      0.6
          Non-deductible expense                            5,606      1.8       5,121       0.2       1,779      0.1
          Taxable life insurance proceeds                       0      0.0           0       0.0    (159,848)   (10.0)
          Reversal of deferred tax valuation
             allowance                                          0      0.0           0       0.0    (661,038)   (41.1)
          Benefit from utilization of federal
             tax loss carryforwards                             0      0.0           0       0.0    (222,546)   (13.9)
          Provision for alternative minimum tax                 0      0.0           0       0.0      84,000      5.2
          Other                                            (5,876)    (1.9)    (15,712)     (0.6)    (21,042)    (1.3)
                                                         --------     ----    --------      ----   ---------    -----

                                                         $110,973     36.3%   $960,800      34.8%  $(423,200)   (26.4)%
                                                         ========     ====    ========      ====   =========    =====

      The cumulative tax operating loss carryforward as of March 31, 1996 is approximately $3,423,000. On May 3, 1991, there was a change in the controlling interest of the Company. Pursuant to the Internal Revenue Code, this transaction significantly limits the ability of the Company to utilize the remaining cumulative tax operating loss carryforward of approximately $3,423,000 which existed at the time of the ownership change. Management believes the Company will, at a minimum, be able to utilize annually tax operating loss carryforwards of approximately $24,000 until expiration of these losses which would result in the utilization of $240,000 of loss carryforwards subsequent to March 31, 1996. The tax loss carryforwards expire in years through 2007.

      A full valuation allowance was required for the first three quarters in 1994 under SFAS No. 109 -"Accounting for Income Taxes" primarily due to uncertainty regarding the utilization of future deductible temporary differences and federal and state tax loss carryforwards. As a result of completion of two years of profits, after three years of losses totalling $6,675,065, an increase in the Company's sales order backlog from approximately $2,500,000 in the first three quarters of 1994 to approximately $9,800,000 at May 31, 1994, and projected results for 1995, the valuation allowance of $516,700 was eliminated as of March 31, 1994 due to the expected realizability of the deferred income tax assets.

9.    Retirement Plans:

      The Company has defined benefit pension plans covering hourly employees at the Company's service facility in Dover, Ohio and former hourly employees at the former Elizabeth, West Virginia facility. The plans provide benefits of specified amounts for each year of service. The Company's funding policy is based on an actuarially determined cost method allowable under statutory regulations.

      Net pension cost for the years ended March 31, 1996, 1995 and 1994 is comprised of, based on plan assets and obligations as of January 1, 1995, 1994 and 1993, respectively, the following components:

                                                                 1996            1995             1994
                                                                 ----            ----             ----
      Service costs - benefits earned during the year          $ 12,837        $ 14,286         $ 10,812
      Interest cost                                             120,887         117,246          108,499
      Actual return on assets                                  (287,563)        (33,042)         (81,581)
      Net amortization and deferral                             208,208         (40,528)           9,435
                                                               --------        --------        ---------

             Net pension cost                                  $ 54,369        $ 57,962         $ 47,165
                                                               ========        ========         ========

      The funded status of the plans as of January 1, 1996 and 1995 is reconciled to accrued pension cost on the Company's balance sheet at March 31, 1996 and 1995 as follows:

                                                             1996                     1995
                                                           ----------               ----------
          Accumulated benefit obligation, including
             vested benefits of $1,745,869 and
             $1,477,571                                    $1,778,148               $1,501,980

          Effect of future salary increases                         0                        0
                                                           ----------               ----------

          Projected benefit obligation                      1,778,148                1,501,980

          Plan assets at fair value, primarily
             U.S. government obligations, fixed
             income investments and equity
             securities                                     1,396,367                1,098,606
                                                           ----------               ----------

          Projected benefit obligation in excess
             of plan assets                                   381,781                  403,374
          Unrecognized prior service cost                      (2,509)                  (3,136)
          Unamortized transition liability                    (17,345)                 (24,986)
          Unrecognized net loss                              (215,662)                (194,153)
          Unrecognized additional minimum
             liability (A)                                    235,516                  222,275
                                                           ----------               ----------

                   Accrued pension cost                    $  381,781               $  403,374
                                                           ==========               ==========

      (A) The unrecognized additional minimum liability included in accrued pension cost was offset by an intangible asset of $19,854 and $28,122 and by a reduction in shareholders' equity of $215,662 and $194,153 at March 31, 1996 and 1995, respectively.

      Significant assumptions used in determining net pension cost and related pension obligations as of January 1, 1996, 1995 and 1994 are:

                                                              1996            1995            1994
                                                             ------          ------          ------
             Discount rate                                    7.25%           8.25%           7.25%
             Expected long-term rate of return on assets      8.0             8.0             8.0

      Effective July 1, 1996, the Company will terminate the defined benefit pension plan covering the former hourly employees at the former Elizabeth, West Virginia facility. The Company will contribute approximately $250,000 so that there are sufficient plan assets to pay the benefit obligations.

      The Company also has a defined contribution plan covering salaried and non-union hourly employees. The purpose of this plan is to provide financial security during retirement by providing employees with an incentive to make regular savings. Effective January 1, 1994, employee contributions of not more than 1% of employee pre-tax compensation are matched by the Company. The cost of such company contributions approximated $11,337, $15,470 and $3,696 for 1996, 1995 and 1994,
      respectively.

10.   Employee Stock Ownership Plan:

      Effective January 1, 1984, the Company established a noncontributory Employee Stock Ownership Plan (ESOP) covering all salaried employees. Employer contributions and participant forfeitures vest 20% for each year of service with full vesting after five years of service. Distributions are made to participants upon the earlier of termination of employment or retirement. During 1984, the Company loaned $399,989 to the ESOP pursuant to a promissory note agreement. The ESOP purchased 94,115 shares with the proceeds from the loan. The promissory note was at an interest rate of 9% per year and was payable in annual installments of $40,000, including principal and interest, through 1994. Annual contributions to the ESOP and expense recorded was $39,989 for 1994. The Company has received a favorable determination for termination of the ESOP effective December 31, 1993 from the Internal Revenue Service. Distributions will be made to participants in 1997.

11.   Series Preferred Stock:

      The Company is authorized to issue 300,000 shares of series preferred stock, $.01 par value, none of which was issued as of March 31, 1996. The features of the preferred stock may vary, among other things, as to the rate of dividend, conversion privilege and liquidation rights, based upon the resolution of the Board of Directors at the time of issuance.

12.   Earnings (Loss) Per Common Share and Reverse Stock Split:

      Earnings per common share are based on net income divided by the weighted average number of common and common stock equivalent shares outstanding. Loss per common share is based on net loss divided by the weighted average number of common shares outstanding. Weighted average number of common shares outstanding was 1,943,525 in 1996, 1995 and 1994, adjusted for a one-for-four reverse stock split effected on December 26, 1995.
      All per share amounts and number of shares have been restated to reflect the reverse stock split.

13.   Supplemental Cash Flow Information:

      (A)    Cash payments for interest:  1996 - $572,094; 1995 - $310,190; and
             1994 - $614,541.

      (B)    Cash payments for income taxes:  1996 - $861,242; 1995 - $141,450;
             and 1994 - $17,500.

      (C) Noncash investing and financing activities: In 1995, $300,000 of the purchase price of the real estate in Kent, Ohio was financed by a note payable to the sellers.

14.   Related Party Transactions:

      On August 14, 1995, the Company entered into a supply agreement expiring on August 14, 2002 with Wirt Aluminum Co. (formerly Wirt Metal Products, Inc.)("Wirt"), pursuant to which the Company has the right to purchase from Wirt, at competitive prices, up to 60% of the Company's requirements for aluminum extrusions manufactured to the Company's specifications and used by the Company in the manufacture of its aluminum truck and utility trailers. Jacob Pollock ("Pollock") is a Director of the Company and owns approximately 86.7% of the common stock of the Company and is a principal shareholder of Wirt. Richard Pollock, a Director of the Company, is the President of Wirt.

      The Company purchased aluminum extrusions totalling $4,618,400, $5,795,355 and $2,733,866 in 1996, 1995 and 1994, respectively, from
      Wirt. The Company owed Wirt $425,000 and $738,901 at March 31, 1996 and March 31, 1995 for these purchases. The Company sold aluminum scrap to Wirt in 1996, 1995 and 1994 totalling $177,089, $197,602 and $54,089, respectively, of which $12,531 and $19,140 was owed to the Company at March 31, 1996 and 1995. See Note 7.

      J. Pollock & Company, wholly owned by Pollock, purchases materials and provides or contracts for certain administrative services for the Company and charges the Company at its cost. Such transactions totalled $99,164, $187,626 and $69,193 in 1996, 1995 and 1994, respectively, of which
      $21,772 and $45,791 was owed at March 31, 1996 and 1995. Effective April 1, 1994, the Company entered into a management agreement whereby J. Pollock & Company provides general management services for an annual management fee of $150,000 payable in monthly installments of $12,500.

      The Company leases office space from a corporation in which Richard Pollock and Bruce Pollock are shareholders. The lease is for five years expiring December 31, 1996 at a monthly base rent of $1,500 with annual increases determined by the change in the Consumer Price Index, plus the Company's share of utilities, real estate taxes, insurance, and property maintenance. The Company paid $25,546, $23,550 and $22,513 in 1996, 1995 and 1994, respectively. Richard Pollock and Bruce Pollock are sons of Jacob Pollock.

      Nicholas T. George, a Director of the Company, is a member of the law firm of Nicholas T. George & Associates which is counsel to Jacob Pollock, J. Pollock & Company, and the Company. The Company incurred legal fees approximating $1,300, $25,000 and $246,000 to Nicholas T. George & Associates in 1996, 1995 and 1994, respectively.

      The Company purchased aluminum materials from The Aluminum Warehouse, Inc., of which Richard Pollock is a principal shareholder, totalling $103,083 and $104,534 in 1996 and 1995. $10,984 was owed at March 31,
      1996.

      The Company hired temporary personnel from Flex-Team, Inc., of which Pollock is a principal shareholder, totalling $613,882 and $120,799 in 1996 and 1995, of which $0 and $51,106 was owed at March 31, 1996 and 1995.

      The Company purchased and paid for raw materials from Signs & Blanks, Inc., wholly owned by Pollock, totalling $7,892 and $117,042 in 1996 and 1995.

15.   Stock Options:

      The Company's 1993 Stock Option Plan provides for the granting of options to acquire up to 50,000 shares of the Company's common stock. The Plan authorizes the granting of incentive stock options to employees of the Company and nonqualified stock options to employees, officers and directors, whether or not on the Company's payroll or otherwise paid for services. The Plan provides that the option price shall not be less than 100% of the current market price of the stock on the date of the grant, that the option is exercisable when granted, and that the term of the option shall be fixed at the date of the grant and shall not exceed ten years. The Plan terminates on July 7, 2003.

                                                                                                 Stock
                                                                                                 Option
                                                                        Shares                   Price
                                                                      ----------------          -------
                                                                 1996            1995
                                                                ------          ------
          Outstanding at beginning of year                      10,250               0           $4.00
             Granted                                                 0          10,750            4.00
             Exercised                                               0               0
             Canceled                                             (250)           (500)           4.00
                                                               -------         -------

          Outstanding and exercisable at end of year            10,000          10,250            4.00
                                                                ======          ======

      All outstanding options expire on April 7, 1999.

16.   Advertising Costs:

      Advertising costs included in selling, general and administrative expense were $256,276, $124,052 and $94,499 in 1996, 1995 and 1994, respectively.

17.   Concentrations:

      Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of accounts receivable. The Company performs ongoing credit evaluations of its customers and does not usually require collateral. The Company maintains a reserve for potential credit losses.

      The Company's largest customer accounted for approximately 11% of the Company's gross sales in 1996. No sales to any one customer accounted for more than 10% of gross sales in 1995 or 1994.

      The principal raw material used by the Company is aluminum. The Company purchases aluminum from several suppliers and believes that there are ready supplies of aluminum available for its needs at acceptable prices. A significant increase in the price or an interruption in the supply of aluminum could have a material adverse effect on the Company's operating results.

      In April 1996, hourly employees at the Kent, Ohio flatbed trailer manufacturing facility elected to be represented by the International Association of Bridge, Structural and Ornamental Iron Workers, AFL-CIO. The Company is negotiating the terms of an initial contract but cannot predict the outcome of such negotiations.

18.   Fair Value of Financial Instruments:

      The carrying amounts reported in the balance sheets for cash and cash equivalents, accounts receivable, funds held by trustee for capital expenditures, note payable, and accounts payable approximate their fair market values.

      The fair value of the Company's term debt was estimated using quoted market rates for similar debt or a discounted cash flow analysis based upon the Company's estimated incremental borrowing rates for similar types of debt. The fair value of the term debt at March 31, 1996 was estimated to approximate the carrying amount reported in the balance sheets.

                          RAVENS METAL PRODUCTS, INC.

          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

               for the years ended March 31, 1996, 1995 and 1994


      Column A                              Column B                Column C                 Column D           Column E
      --------                              --------                --------                 --------           --------
                                                                    Additions
                                                         ----------------------------
                                          Balance at     Charged to       Charged to
                                          Beginning      Cost and           Other                               Balance at
      Description                         of Period       Expenses         Accounts        Deductions(A)       End of Period
      -----------                         ----------     ----------       ----------       -------------       -------------
Allowance for doubtful accounts

   Period ended:

      March 31, 1996                       $ 60,000       $ 36,969            0              $ 11,969             $ 85,000

      March 31, 1995                        175,000         38,833            0               153,833               60,000

      March 31, 1994                         35,000        154,653            0                14,653              175,000





(A) Uncollectible accounts written off, subsequently collected or deemed collectible.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

            There was no change in independent accountants between April 1, 1995 and the date of this filing.

                                    Part III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

            The directors and executive officers of the Company are listed below:


Name                          Age            Since                                 Position
- ----                          ---         -----------                          ----------------
Jacob Pollock                  71         May 3, 1991                          Chairman of the Board, Chief
                                          (term expires in 1996)               Executive Officer, and Treasurer

Nicholas T. George             51         May 3, 1991                          Secretary and Director
                                          (term expires in 1997)

David A. Simia                 54         May 3, 1991                          Assistant Treasurer, Assistant
                                          (term expires in 1997)               Secretary, and Director

Richard D. Pollock             40         May 3, 1991                          Director
                                          (term expires in 1998)

C. Stephen Clegg               45         May 3, 1991                          Director
                                          (term expires in 1998)

Lowell P. Morgan               61         July 1, 1991                         President

John J. Stitz                  40         July 22, 1991                        Chief Financial Officer and
                                                                               Vice President

     Mr. Jacob Pollock has been Chairman of the Board of Directors, Chief Executive Officer, and Treasurer since May 3, 1991, the date he acquired controlling interest in the Company. He has been Chairman of the Board and President of J. Pollock & Company, a company principally engaged in the sale of aluminum, private investment, and consulting, since April 1989. He was Chief Executive Officer of Barmet Aluminum Corporation, an aluminum company, from 1949-1989. He serves as a Director of Mid-West Spring Manufacturing Company, Inc., Diamond Home Services, Inc. and several nonpublic companies.

     Mr. George, an Attorney, has been President of the law firm of Nicholas T. George & Associates since 1979. He is a Director of Summit Bank.

     Mr. Simia, a Certified Public Accountant, has served as Vice President Finance of J. Pollock & Company since September 1989 and as Vice President of Wirt Aluminum Co. since May 1991. He was a partner with Kopperman & Wolf, CPAs from 1983-1989 and Touche Ross & Co., CPAs from 1976-1983.

     Mr. Richard Pollock has served as President of Wirt Aluminum Co. since May 1991 and as a Vice President of J. Pollock & Company since February 1990.
Prior to joining J. Pollock & Company, he was employed as a Vice President and then President of Barmet Aluminum Corporation for more than five years.
Richard Pollock is the son of Jacob Pollock.

     Mr. Clegg is President of Clegg Industries, Inc., a private investment firm founded by C. Stephen Clegg in September 1988 for the purpose of enabling certain investors to make equity investments in leveraged buyout transactions. Prior to founding Clegg Industries, Inc., he served from 1978-1988 as Managing Director of AEA Investors, Inc., a firm involved in organizing business mergers, acquisitions and leveraged buyouts. He is Chairman of the Board of Directors of Mid-West Spring Manufacturing Company, Inc. and Diamond Home Services, Inc. and a Director of Birmingham Steel Corporation.

     Mr. Morgan had previously been employed by the Company from 1959 to 1983. During his former tenure with the Company, he served as an officer and director for many years. Subsequently, he was Product Manager for East Manufacturing Corporation from 1983-1990 and Vice President of Travis Body and Trailer, Inc. from 1990-1991. All of his former employers manufactured truck trailers.

     Mr. Stitz, a Certified Public Accountant, received an M.B.A. degree from the Wharton School of the University of Pennsylvania in 1988 and a B.S. degree in Accounting from Wake Forest University in 1978. He served as Chief Financial Officer of Environmental Tectonics Corporation, a manufacturer, from 1988-1989 and as Assistant to the Chairman of Strick Companies, a manufacturer and lessor of truck trailers, in 1990. He was employed by Coopers & Lybrand, CPAs from 1978-1984.

     Officers serve at the pleasure of the Board of Directors without specific terms of office.

Compliance with Section 16(a) of the Exchange Act

     Based solely upon a review of copies of Forms 3, 4 and 5 furnished to the Company during or with respect to the fiscal year ended March 31, 1996, the Company is not aware of any person subject to Section 16 of the Securities Exchange Act of 1934 with respect to the Company that failed to file on a timely basis reports required by Section 16(a) during the most recent fiscal year or prior fiscal years.

ITEM 11.  EXECUTIVE COMPENSATION

     Jacob Pollock, Chief Executive Officer, has not received any cash or noncash compensation since acquiring control of the Company on May 3, 1991. Effective April 1, 1994, the Company entered into a management agreement whereby J. Pollock & Company provides general management services for an annual management fee of $150,000 payable in monthly installments of $12,500.

     The following table discloses compensation in excess of $100,000 awarded to, earned by or paid to any executive officer during the fiscal year ended March 31, 1996; no executive officer of the Company, other than Jacob Pollock, received compensation in excess of $100,000 during the fiscal years ended March 31, 1995 and 1994:

     Name and Principal                                                                    All Other
          Position                 Year           Salary            Bonus                 Compensation (1)
     ------------------            ----           ------            -----                 ----------------
     Lowell P. Morgan              1996          $82,300          $21,945                    $1,042
        President

     (1) Amount contributed to Mr. Morgan's account in the Company's 401(k) plan.

     In 1993, the Company adopted a Stock Option Plan which provides for the granting of options to acquire up to 50,000 shares of the Company's common stock. The Plan authorizes the granting of incentive stock options to employees of the Company and nonqualified stock options to employees, officers and directors, whether or not on the Company's payroll or otherwise paid for services. The Plan provides that the option price shall not be less than 100% of the current market price of the stock on the date of the grant and that the term of the option shall be fixed at the date of the grant. The Plan terminates on July 7, 2003. Jacob Pollock and Richard Pollock are not eligible to participate in the Stock Option Plan.

     In 1995, Lowell P. Morgan and David A. Simia were each granted options to purchase 2,500 shares of common stock and C. Stephen Clegg and Nicholas T. George were each granted options to purchase 250 shares of common stock. The options have an exercise price of $4.00 per share and expire on April 7, 1999.

     Directors of the Company are paid $1,000 for Board of Directors meetings which they attend. Additional compensation is not paid for committee meetings.

Compensation Committee Interlocks and Insider Participation

     The Compensation Committee of the Company's Board of Directors consists of Jacob Pollock, Chief Executive Officer, and C. Stephen Clegg. Mr. Pollock is a Director and Mr. Clegg is Chairman of the Board of Directors of Mid-West Spring Manufacturing Company, Inc. and Diamond Home Services, Inc., public companies, and Globe Building Products, Inc., a nonpublic company. Mr. Pollock is a member of the Compensation and Benefits Committee of the Board of Directors of Mid-West Spring Manufacturing Company, Inc.

Report of Compensation Committee

     The Company has not provided compensation for services performed by Jacob Pollock, except pursuant to the management agreement with J. Pollock & Company described above. Mr. Pollock hopes that the value of his shareholdings in the Company will increase. The Committee has not formulated policies for compensation to Mr. Pollock or other executive officers which relate compensation to corporate performance. The compensation of each executive officer is determined by negotiation between the executive officer and Mr. Pollock subject to the approval of the Committee and the Board of Directors.

                          By:  Jacob Pollock, Chairman
                                C. Stephen Clegg

     A performance graph is not provided because it has not been established that there has been a cumulative total shareholder return on the Company's common stock. See Item 5.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The only owner of record or holder, to the knowledge of the Company as of June 25, 1996, of more than 5% of the Company's Common Stock is set forth in the following table:

                                                          Amount and Nature
     Title of            Name and address of              of Beneficial           Percent
     Class               Beneficial Owner                    Ownership           of Class
     -----               ----------------             ---------------------      --------
     Common              Jacob Pollock                         1,685,803(1)        86.74%
     Stock               861 E. Tallmadge Avenue
                         Akron, Ohio   44310

     (1) Jacob Pollock has sole voting and investment power with respect to the listed shares.


     The following shows the ownership of the Company's Common Stock beneficially owned directly or indirectly by each director and nominee, and by all directors and officers of the Company as a group as of June 25, 1996:

                                                     Amount and Nature
     Title of            Name of                   of Beneficial                        Percent
     Class               Beneficial Owner              Ownership                       of Class
     -----               ----------------        ---------------------                 --------
     Common              Jacob Pollock                    1,685,803(2)                   86.74%
     Stock               Nicholas T. George                  30,000(3)                    1.54%
                         C. Stephen Clegg                        0                        0.00%
                         David A. Simia                         253(2)                    0.01%
                         Richard D. Pollock                  40,000(3)                    2.06%

                         All directors and
                         officers as a group
                         (7 persons).                     1,726,056                      88.81%

     (2) Each person has sole voting and investment power with respect to the listed shares.
     (3) 30,000 shares are held in an irrevocable trust for the benefit of Richard Pollock's children. Richard Pollock and Nicholas T. George, as co-trustees, equally share voting and investment power with respect to these shares. The remaining 10,000 shares listed for Richard Pollock are owned by his spouse; Mr. Pollock disclaims beneficial ownership of these shares.

     No preferred stock is currently outstanding.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On August 14, 1995, the Company entered into a supply agreement expiring on August 14, 2002 with Wirt Aluminum Co. (formerly Wirt Metal Products, Inc.)("Wirt"), pursuant to which the Company has the right to purchase from Wirt, at competitive prices up to 60% of the Company's requirements for aluminum extrusions manufactured to the Company's specifications and used by the Company in the manufacture of its aluminum truck and utility trailers. Jacob Pollock ("Pollock") is a Director of the Company and owns approximately 86.7% of the common stock of the Company and owns 75% of Wirt. His wife owns 25% of Wirt. Richard Pollock, a Director of the Company, is the President of Wirt. The Company purchased aluminum extrusions totalling $4,618,400 in 1996 from Wirt of which $425,000 was owed Wirt at March 31, 1996. The Company sold aluminum scrap to Wirt in 1996 totalling $177,089 of which $12,531 was owed to the Company at March 31, 1996.

     The Company and certain other persons and business entities affiliated with the Company and Wirt have jointly and severally guaranteed approximately $2,115,000 of State of Ohio Economic Development Revenue Bonds (Ohio Enterprise Bond Fund) Series 1995-2 (Wirt Aluminum Co.) and approximately $2,500,000 of State of Ohio "Section 166 Project Funds".

     J. Pollock & Company, wholly owned by Pollock, purchases materials and provides or contracts for certain administrative services for the Company and charges the Company at its cost. Such transactions totalled $99,164 in 1996 of which $21,772 was owed at March 31, 1996. J. Pollock & Company provided general management services in 1996 for an annual management fee of $150,000 payable in monthly installments of $12,500.

     The Company leases office space from a corporation in which Richard Pollock and Bruce Pollock are shareholders. The lease is for five years expiring December 31, 1996 at a monthly base rent of $1,500 with annual increases determined by the change in the Consumer Price Index, plus the Company's share of utilities, real estate taxes, insurance, and property maintenance. The Company paid $25,546 in 1996. Richard Pollock and Bruce Pollock are sons of Jacob Pollock.

     The Company purchased aluminum materials from The Aluminum Warehouse, Inc., of which Richard Pollock owns 40% and a trust for the benefit of Bruce Pollock and the children of Richard Pollock owns 60%, totalling $103,083 in 1996, of which $10,984 was owed at March 31, 1996. Nicholas T. George, a Director of the Company, is the trustee of the trust.

     The Company hired and paid for temporary personnel from Flex-Team, Inc., of which Pollock is a principal shareholder, totalling $613,882 in 1996.

     The Company purchased and paid for raw materials from Signs & Blanks, Inc., wholly owned by Pollock, totalling $7,892 in 1996.

     Management believes that amounts incurred by the Company for the above transactions are reasonable in light of market conditions.

                                    PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1. The financial statements and notes thereto listed in Item 8, page 13 are incorporated herein by reference.

(a) 2. The financial statement schedules listed in Item 8, page 13 are incorporated herein by reference.

(a) 3.     Exhibits:

           Exhibit No.        Item

            3 (i)             Restated Certificate of Incorporation.

            3 (ii)            Registrant's By-laws as amended were filed as
                              Exhibit 3(iv) to Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1992 and are incorporated herein by reference.

           10 (i)             Management Agreement dated April 1, 1994 between
                              J. Pollock & Company and Registrant was filed as
                              Exhibit 10(vii) to Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1994 and is incorporated herein by reference.

           10 (ii) Loan Agreement dated as of December 1, 1994 between the Registrant and City of Kent, Ohio was filed as Exhibit 10(a) on Form 8-K dated December 12, 1994 and is incorporated herein by reference.

           10 (iii) Promissory Note dated December 13, 1994 from the Registrant to the City of Kent, Ohio was filed as
                              Exhibit 10(b) on Form 8-K dated December 12, 1994 and is incorporated herein by reference.

           10 (iv) Loan Agreement dated June 26, 1995 between the Registrant and First National Bank of Ohio was filed as Exhibit 10(iv) to Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1995 and is incorporated herein by reference.

           10(v) Reimbursement Agreement dated June 26, 1995 between the Registrant and First National Bank of Ohio was filed as Exhibit 10(v) to Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1995 and is incorporated herein by reference.

           10 (vi) Supply Agreement dated as of August 14, 1995 between Wirt Aluminum Co. and Ravens Metal Products, Inc. was filed as Exhibit 99(a) on Form 8-K dated August 21, 1995 and is incorporated herein by reference.

           10 (vii) Guaranty Agreement dated as of July 1, 1995 and executed by the Company on August 14, 1995 among Wirt Aluminum Co., J. Pollock & Company, Ravens Metal Products, Inc., Signs And Blanks, Inc., Jacob Pollock, Gertrude Pollock, Richard D. Pollock, The Provident Bank, as trustee, and The Director of Development of the State of Ohio was filed as Exhibit 99(b) on Form 8-K dated August 21, 1995 and is incorporated herein by reference.

           23                 Consent of Independent Accountants

           27                 Financial Data Schedule

           Executive Compensation Plans and Arrangements

           The Registrant's executive compensation plans and arrangements required to be filed as exhibits are listed under Exhibit 10 above.

(b)        Reports on Form 8-K:

           No reports on Form 8-K were filed in the quarter ended March 31, 1996.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date      June 27, 1996                RAVENS METAL PRODUCTS, INC.
     ----------------------


                                       By:   /S/ Jacob Pollock
                                          ------------------------------
                                          (Jacob Pollock, Chief
                                          Executive Officer)


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


Date     June 27, 1996                                                          /S/ Jacob Pollock
     ---------------------                                                  ----------------------------------
                                                                            Jacob Pollock, Director and
                                                                            Chief Executive Officer

Date     June 27, 1996                                                          /S/ Nicholas T. George
     ---------------------                                                  --------------------------------
                                                                            Nicholas T. George, Director

Date
     ---------------------------                                            -----------------------------------------
                                                                            C. Stephen Clegg, Director

Date     June 27, 1996                                                          /S/ David A. Simia
     ---------------------                                                  ----------------------------------
                                                                            David A. Simia, Director

Date     June 27, 1996                                                          /S/ Richard D. Pollock
     ---------------------                                                  --------------------------------
                                                                            Richard D. Pollock, Director

Date     June 27, 1996                                                          /S/ Lowell P. Morgan
     ---------------------                                                  -------------------------------
                                                                            Lowell P. Morgan, President

Date     June 27, 1996                                                          /S/ John J. Stitz
     ---------------------                                                  ----------------------------------
                                                                            John J. Stitz, Chief Financial
                                                                            Officer and Chief Accounting
                                                                            Officer