Form 10-Q
period 1996-06-30
RAVENS METAL PRODUCTS INC
filed 1996-08-13
CIK 82172

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C., 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended June 30, 1996                           Commission File
                                                              No. 0-1709
                                                              ---------------

                           RAVENS METAL PRODUCTS, INC.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                               55-0398374
 ------------------------------                           ----------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                           Identification Number)

P.O. Box 10002, 861 E. Tallmadge Ave., Akron, OH                      44310
- --------------------------------------------------------------------------------
(Address of principal executive offices)                            (Zip Code)

Registrant's telephone number, including area code: (330) 630-4528.


                                 NOT APPLICABLE
- --------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed from last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                        Yes    X           No
                                             -----             -----

The number of shares outstanding of the issuer's classes of common stock as of August 13, 1996 is:

                                                  Common stock shares 1,943,525
                                                  -----------------------------

                           RAVENS METAL PRODUCTS, INC.

                                 BALANCE SHEETS

                                                                 1996
                                                       -------------------------
                                                         June 30      March 31
                                                       -----------   -----------

              ASSETS

Current assets:
     Cash and cash equivalents                         $   432,637   $   441,890

     Receivables:
              Trade, net of allowance for doubtful
                   accounts of $97,000 and $85,000
                   in June and March                     4,252,270     4,678,629

     Inventories                                         6,132,033     6,356,353
              (Excess of replacement or current cost
                   over stated values was $2,039,000
                   and $2,051,000 in June and March)

     Refundable income taxes                                     0        42,639

     Deferred income taxes                                 327,818       329,818

     Other current assets                                  142,602        99,696
                                                       -----------   -----------

                   Total current assets                 11,287,360    11,949,025

Property, plant and equipment, net                       6,905,047     6,984,989

Funds held by trustee for capital expenditures           2,746,817     2,711,104

Other assets                                               236,249       241,417
                                                       -----------   -----------

                   Total assets                        $21,175,473   $21,886,535
                                                       ===========   ===========




                 See accompanying notes to financial statements.

                           RAVENS METAL PRODUCTS, INC.

                                                                       1996
                                                           ----------------------------
                                                              June 30         March 31
                                                           ------------    ------------
     LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable - trade                              $  3,155,659    $  3,942,899
     Accrued liabilities:
          Compensation                                          586,560         560,763
          Product warranty                                      485,000         485,000
          Income taxes                                           96,212          11,851
          Other                                                 365,445         394,520
     Current installments on term debt                          654,133         653,965
                                                           ------------    ------------

              Total current liabilities                       5,343,009       6,048,998

Note payable - bank                                           6,597,563       6,707,986
Term debt                                                     5,162,741       5,287,010
Accrued pension costs                                           230,293         230,293
Deferred income taxes                                           173,358         172,158
                                                           ------------    ------------

              Total liabilities                              17,506,964      18,446,445
                                                           ------------    ------------

Commitments and contingent liabilities

Shareholders' equity:
     Common stock, $.01 par value; authorized shares,
          3,000,000; issued shares, 1,943,525                    19,435          19,435
     Additional capital                                       3,419,732       3,419,732
     Retained earnings                                          445,004         216,585
                                                           ------------    ------------

                                                              3,884,171       3,655,752

     Unrecognized pension liability                            (215,662)       (215,662)
                                                           ------------    ------------

              Total shareholders' equity                      3,668,509       3,440,090
                                                           ------------    ------------

              Total liabilities and shareholders' equity   $ 21,175,473    $ 21,886,535
                                                           ============    ============


                 See accompanying notes to financial statements.

                           RAVENS METAL PRODUCTS, INC.

                 STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

                                                Three Months Ended June 30
                                               ----------------------------
                                                   1996            1995
                                               ------------    ------------
Net sales                                      $ 11,072,804    $  8,339,024

Cost of sales                                     9,528,217       7,278,928
                                               ------------    ------------

     Gross profit                                 1,544,587       1,060,096

Selling, general and administrative expenses      1,039,830         846,042
                                               ------------    ------------

     Income from operations                         504,757         214,054

Other income                                         20,954          28,406
Interest expense                                   (163,092)        (84,803)
                                               ------------    ------------

     Income before income taxes                     362,619         157,657

Provision for income taxes                          134,200          61,500
                                               ------------    ------------

     Net income                                     228,419          96,157

Retained earnings, beginning of period              216,585          22,047
                                               ------------    ------------

Retained earnings, end of period               $    445,004    $    118,204
                                               ============    ============

Net income per common share                    $        .12    $        .05
                                               ============    ============










                 See accompanying notes to financial statements.

                           RAVENS METAL PRODUCTS, INC.

                            STATEMENTS OF CASH FLOWS

                                                             Three Months Ended June 30
                                                             --------------------------
                                                                 1996           1995
                                                             -----------    -----------
Cash flows from operating activities:
     Net income                                              $   228,419    $    96,157
     Adjustments to reconcile net income to net cash
            provided from (used for) operating activities:
        Depreciation and amortization                            148,687        105,520
        Deferred income taxes                                      3,200         11,350
        Change in provision for losses on
            accounts receivable                                   12,000          5,000
     Increase (decrease) in cash from changes in:
        Receivables                                              414,358      2,276,675
        Inventories                                              224,320     (2,583,409)
        Other current assets                                     (42,906)      (169,084)
        Accounts payable - trade                                (787,240)       677,373
        Refundable and accrued income taxes                      127,000       (740,625)
        Other current liabilities                                 (3,278)      (196,445)
     Other                                                        (3,327)        (2,470)
                                                             -----------    -----------

        Net cash provided from (used for)
            operating activities                                 321,233       (519,958)
                                                             -----------    -----------

Cash flows from investing activities:
     Capital expenditures                                        (58,422)      (950,046)
     Investment of income from industrial development
        revenue bonds with trustee                               (35,713)       (47,814)
     Sale of investments and release of funds held
        by trustee                                                     0        574,072
                                                             -----------    -----------

        Net cash provided from (used for)
            investing activities                                 (94,135)      (423,788)
                                                             -----------    -----------

Cash flows from financing activities:
     Payments on term debt                                      (125,928)      (125,888)
     Proceeds from (payments on) note payable -
        bank, net                                               (110,423)     1,186,267
                                                             -----------    -----------

        Net cash provided from (used for)
            financing activities                                (236,351)     1,060,379
                                                             -----------    -----------

Net (decrease) increase in cash and
     cash equivalents                                             (9,253)       116,633
Cash and cash equivalents at beginning
     of period                                                   441,890        394,019
                                                             -----------    -----------

Cash and cash equivalents at end of period                   $   432,637    $   510,652
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

2. Earnings per common share are based on net income divided by the weighted average number of common and common stock equivalent shares outstanding. Loss per common share is based on net loss divided by the weighted average number of common shares outstanding. Weighted average number of common shares outstanding was 1,943,525 in 1996 and 1995, adjusted for a one-for-four reverse stock split effected on December 26, 1995.

3.   Inventories consist of the following:

                                                          June 30, 1996           March 31, 1996
                                                          -------------           --------------
               Raw materials                                 $3,651,505               $3,858,163
               Work in process                                  379,164                  484,620
               Finished goods                                 2,101,364                2,013,570
                                                             ----------               ----------
                                                             $6,132,033               $6,356,353
                                                             ==========               ==========

     The reserve to reduce the carrying value of inventories from current cost to the LIFO basis amounted to approximately $2,039,000 at June 30 and $2,051,000 at March 31.

4. The Company purchased aluminum extrusions totalling approximately $1,165,741 and $1,585,239 in the three month periods ended June 30, 1996 and 1995, respectively, from Wirt Aluminum Co., a company related through common ownership. The Company owed Wirt approximately $380,488 at June 30 and $425,000 at March 31, 1996 for these purchases.

                           RAVENS METAL PRODUCTS, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  June 30, 1996

                     Material Changes in Financial Condition

Cash from operating activities was used mainly for capital expenditures and reduction of debt in the three months ended June 30, 1996. Working capital increased to $5,944,351 at June 30 from $5,900,027 at March 31. Accounts payable
- - trade decreased due to a lower level of inventory purchases in June than in March.

The Company has a loan and security agreement with First National Bank of Ohio Bank ("FNBO") providing for borrowings under a line of credit expiring on August 31, 1997. The agreement provides for borrowings up to $8,000,000 based on eligible accounts receivable and inventories. Interest is at FNBO's prime rate minus 1/2%. The Company could have borrowed approximately $1,106,000 more than the $6,597,563 owed to the Bank at June 30, 1996. Although no assurances are possible, the Company believes that its cash resources, credit arrangements, and internally generated funds will be sufficient to meet its operating and capital expenditure requirements for existing operations and to service its debt in the next 12 months and foreseeable future.

The Company's sales order backlog for new trailers was approximately $4,000,000 and $5,000,000 at June 30 and May 31, 1996, respectively.

                    Material Changes in Results of Operations

                Three Months Ended June 30, 1996 Compared to the
                ------------------------------------------------
                        Three Months Ended June 30, 1995
                        --------------------------------

Net sales increased 32.8% mainly due to increased volume of platform and dump trailers. The startup of the Kent facility in June 1995 resulted in lower sales in the quarter ended June 30, 1995. The gross profit margin increased to 13.9% from 12.7% due mainly to startup costs at the Kent facility in 1995. Selling, general and administrative expenses decreased to 9.4% from 10.1% of net sales as net sales increased at a greater rate than selling, general and administrative expenses. Interest expense increased mainly due to more debt outstanding during the quarter ended June 30, 1996 versus the quarter ended June 30, 1995 and capitalization of interest expense for the Kent facility in the 1995 quarter.

                           PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

        (a)    Exhibits:

               Exhibit No.                                         Item
               -----------                                         ----
               27                                    Financial Data Schedule

        (b)    Reports on Form 8-K:

               No reports on Form 8-K were filed during the three months ended June 30, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     RAVENS METAL PRODUCTS, INC.

                                                          (Registrant)

                                                     By: /s/ John J. Stitz
                                                         ------------------
                                                         John J. Stitz
                                                         Chief Financial Officer

Date:  August 13, 1996