Form 10-Q
period 1996-09-30
RAVENS METAL PRODUCTS INC
filed 1996-11-13
CIK 82172

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C., 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended September 30, 1996                         Commission File
                                                                 No. 0-1709
                                                                 ---------------

                           RAVENS METAL PRODUCTS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                               55-0398374
-------------------------------                           ----------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                           Identification Number)


        P.O. Box 10002, 861 E. Tallmadge Ave., Akron, OH         44310
        -----------------------------------------------------------------
             (Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code: (330) 630-4528.


                                 NOT APPLICABLE
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed from last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes [X]   No [ ]

The number of shares outstanding of the issuer's classes of common stock as of November 11, 1996 is:

                                                   Common stock shares 1,934,255
                                                   -----------------------------

                           RAVENS METAL PRODUCTS, INC.
                                 BALANCE SHEETS


                                                                       1996
                                                          -----------------------------
                                                          September 30        March 31
                                                          ------------      -----------
              ASSETS

Current assets:
     Cash and cash equivalents                             $   414,032      $   441,890

     Receivables:
          Trade, net of allowance for doubtful
               accounts of $120,000 and $85,000
               in September and March                        4,271,945        4,678,629

     Inventories                                             6,414,959        6,356,353
          (Excess of replacement or current cost
               over stated values was $1,966,000
               and $2,051,000 in September and March)

     Refundable income taxes                                         0           42,639

     Deferred income taxes                                     337,318          329,818

     Other current assets                                      144,042           99,696
                                                           -----------      -----------

               Total current assets                         11,582,296       11,949,025

Property, plant and equipment, net                           6,727,904        6,984,989

Funds held by trustee for capital expenditures               2,733,954        2,711,104

Other assets                                                   231,337          241,417
                                                           -----------      -----------

               Total assets                                $21,275,491      $21,886,535
                                                           ===========      ===========

                 See accompanying notes to financial statements.

                           RAVENS METAL PRODUCTS, INC.
                            BALANCE SHEETS, Continued

                                                                               1996
                                                                  -----------------------------
                                                                  September 30        March 31
                                                                  ------------      -----------
     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable - trade                                      $ 2,782,303      $ 3,942,899
     Accrued liabilities:
          Compensation                                                 505,493          560,763
          Product warranty                                             465,000          485,000
          Income taxes                                                 161,112           11,851
          Other                                                        310,352          394,520
     Current installments on term debt                                 654,303          653,965
                                                                   -----------      -----------

               Total current liabilities                             4,878,563        6,048,998

Note payable - bank                                                  6,926,679        6,707,986
Term debt                                                            5,137,903        5,287,010
Accrued pension costs                                                  230,293          230,293
Deferred income taxes                                                  199,658          172,158
                                                                   -----------      -----------

               Total liabilities                                    17,373,096       18,446,445
                                                                   -----------      -----------

Commitments and contingent liabilities

Shareholders' equity:
     Common stock, $.01 par value; authorized shares,
          3,000,000; issued shares, 1,934,255 at
          September 30 and 1,943,525 at March 31                        19,343           19,435
     Additional capital                                              3,403,422        3,419,732
     Retained earnings                                                 695,292          216,585
                                                                   -----------      -----------

                                                                     4,118,057        3,655,752

     Unrecognized pension liability                                   (215,662         (215,662)
                                                                   -----------      -----------

               Total shareholders' equity                            3,902,395        3,440,090
                                                                   -----------      -----------

               Total liabilities and shareholders' equity          $21,275,491      $21,886,535
                                                                   ===========      ===========

                 See accompanying notes to financial statements.

                           RAVENS METAL PRODUCTS, INC.
                 STATEMENTS OF OPERATIONS AND RETAINED EARNINGS


                                                       Six Months Ended September 30
                                                      ------------------------------
                                                          1996              1995
                                                      ------------      ------------
Net sales                                             $ 21,472,202      $ 17,111,865

Cost of sales                                           18,394,525        15,520,417
                                                      ------------      ------------

     Gross profit                                        3,077,677         1,591,448

Selling, general and administrative expenses             1,923,432         1,691,525
                                                      ------------      ------------

     Income (loss) from operations                       1,154,245          (100,077)

Loss on disposal of equipment                              (81,489)                0
Other income                                                37,889            56,052
Interest expense                                          (317,864)         (261,940)
                                                      ------------      ------------

     Income (loss) before income taxes                     792,781          (305,965)

Provision (benefit) for income taxes                       293,400          (119,300)
                                                      ------------      ------------

     Net income (loss)                                     499,381          (186,665)

Retained earnings, beginning of period                     216,585            22,047

Treasury stock retired                                     (20,674)                0
                                                      ------------      ------------

Retained earnings (accumulated deficit),
     end of period                                    $    695,292      $   (164,618)
                                                      ============      ============

Net income (loss) per common share                    $        .26      $       (.10)
                                                      ============      ============

                 See accompanying notes to financial statements.

                           RAVENS METAL PRODUCTS, INC.
                 STATEMENTS OF OPERATIONS AND RETAINED EARNINGS


                                                      Three Months Ended September 30
                                                      -------------------------------
                                                          1996              1995
                                                      ------------      ------------
Net sales                                             $ 10,399,398      $  8,772,841

Cost of sales                                            8,866,308         8,241,489
                                                      ------------      ------------

     Gross profit                                        1,533,090           531,352

Selling, general and administrative expenses               883,602           845,483
                                                      ------------      ------------

     Income (loss) from operations                         649,488          (314,131)

Loss on disposal of equipment                              (82,487)                0
Other income                                                17,933            27,646
Interest expense                                          (154,772)         (177,137)
                                                      ------------      ------------

     Income (loss) before income taxes                     430,162          (463,622)

Provision (benefit) for income taxes                       159,200          (180,800)
                                                      ------------      ------------

     Net income (loss)                                     270,962          (282,822)

Retained earnings, beginning of period                     445,004           118,204

Treasury stock retired                                     (20,674)                0
                                                      ------------      ------------

Retained earnings (accumulated deficit),
     end of period                                    $    695,292      $   (164,618)
                                                      ============      ============

Net income (loss) per common share                    $        .14      $       (.15)
                                                      ============      ============

                 See accompanying notes to financial statements.

                           RAVENS METAL PRODUCTS, INC.
                            STATEMENTS OF CASH FLOWS

                                                                  Six Months Ended September 30
                                                                  -----------------------------
                                                                     1996              1995
                                                                  ------------     ------------
Cash flows from operating activities:
     Net income                                                   $   499,381      $   (186,665)
     Adjustments to reconcile net income to net cash
               provided from (used for) operating activities:
          Depreciation and amortization                               297,910           238,780
          Deferred income taxes                                        20,000            27,650
          Accrued product warranty                                    (20,000)          (25,000)
          Allowance for doubtful accounts                              35,000             1,500
          Loss on disposal of equipment                                81,489                 0
     Increase (decrease) in cash from changes in:
          Receivables                                                 371,684         1,547,116
          Inventories                                                 (58,606)       (2,089,285)
          Other current assets                                        (44,346)          (95,507)
          Accounts payable - trade                                 (1,160,596)         (195,949)
          Refundable and accrued income taxes                         191,900        (1,041,725)
          Other current liabilities                                  (139,438)         (118,529)
     Other                                                             (6,768)          (27,254)
                                                                  -----------      ------------

          Net cash provided from (used for)
               operating activities                                    67,610       (1,964,868)
                                                                  -----------      -----------

Cash flows from investing activities:
     Capital expenditures                                            (119,978)      (1,333,312)
     Investment of income from industrial development
          revenue bonds with trustee                                  (71,099)         (89,557)
     Sale of investments and release of funds held
          by trustee                                                   48,249          705,862
     Proceeds from sale of equipment                                   18,166                0
                                                                  -----------      -----------

          Net cash provided from (used for)
               investing activities                                  (124,662)        (717,007)
                                                                  -----------      -----------

Cash flows from financing activities:
     Payments on term debt                                           (152,423)        (155,056)
     Proceeds from (payments on) note payable -
          bank, net                                                   218,693        2,758,986
     Purchase of treasury stock                                       (37,076)               0
                                                                  -----------      -----------

          Net cash provided from (used for)
               financing activities                                    29,194        2,603,930
                                                                  -----------      -----------

Net (decrease) increase in cash and
     cash equivalents                                                 (27,858)         (77,945)
Cash and cash equivalents at beginning
     of period                                                        441,890          394,019
                                                                  -----------      -----------

Cash and cash equivalents at end of period                        $   414,032      $   316,074
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

2. Earnings per common share are based on net income divided by the weighted average number of common and common stock equivalent shares outstanding. Loss per common share is based on net loss divided by the weighted average number of common shares outstanding. Weighted average number of common shares outstanding was approximately 1,943,525 in 1996 and 1995, adjusted for a one-for-four reverse stock split effected on December 26, 1995.

3. Inventories consist of the following:

                                          September 30, 1996      March 31, 1996
                                          ------------------      --------------
       Raw materials                          $3,449,538            $3,858,163
       Work in process                           367,434               484,620
       Finished goods                          2,597,987             2,013,570
                                              ----------            ----------
                                              $6,414,959            $6,356,353
                                              ==========            ==========

   The reserve to reduce the carrying value of inventories from current cost to the LIFO basis amounted to approximately $1,966,000 at September 30 and $2,051,000 at March 31.

4. The Company purchased aluminum extrusions totalling approximately $2,272,052 and $2,472,889 in the six month periods and $1,106,311 and $887,650 in the three month periods ended September 30, 1996 and 1995, respectively, from Wirt Aluminum Co., a company related through common ownership. The Company owed Wirt approximately $123,703 at September 30 and $425,000 at March 31, 1996 for these purchases.

                           RAVENS METAL PRODUCTS, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                               September 30, 1996


                     Material Changes in Financial Condition

Working capital increased to $6,703,733 at September 30 from $5,900,027 at March
31. Accounts payable - trade decreased due to a lower level of inventory purchases in September than in March. The Company paid $37,076 to participants in the Employee Stock Ownership Plan for 9,269 shares of common stock as distributions upon termination of the Plan. The common stock shares purchased were retired.

The Company has a loan and security agreement with First National Bank of Ohio ("FNBO") providing for borrowings under a line of credit expiring on August 31, 1998. The agreement provides for borrowings up to $8,000,000 based on eligible accounts receivable and inventories. Interest is at FNBO's prime rate minus 1/2%. The Company could have borrowed approximately $698,511 more than the $6,926,679 owed to FNBO at September 30, 1996. Although no assurances are possible, the Company believes that its cash resources, credit arrangements, and internally generated funds will be sufficient to meet its operating and capital expenditure requirements for existing operations and to service its debt in the next 12 months and foreseeable future.

The Company's sales order backlog for new trailers was approximately $2,700,000 and $5,000,000 at September 30 and May 31, 1996, respectively. The decline in the backlog is due mainly to a decline in industry demand.

                    Material Changes in Results of Operations

               SIX MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THE
                       SIX MONTHS ENDED SEPTEMBER 30, 1995

Net sales increased 25.5% mainly due to increased volume of platform and dump trailers. The startup of the Kent facility in June 1995 resulted in lower sales in the six months ended September 30, 1995. The gross profit margin increased to 14.3% from 9.3% due mainly to startup costs at the Kent facility in 1995. Selling, general and administrative expenses decreased to 9.0% from 9.9% of net sales as net sales increased at a greater rate than selling, general and administrative expenses. Interest expense increased mainly due to more debt outstanding during the period ended September 30, 1996 versus the period ended September 30, 1995 and capitalization of interest expense for the Kent facility in the 1995 period. Loss on disposal of equipment is due mainly to exiting the utility trailer business due to the Company's inability to achieve profitability.


              THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THE
                      THREE MONTHS ENDED SEPTEMBER 30, 1995

Net sales increased 18.5% mainly due to increased volume of platform and dump trailers. The startup of the Kent facility in June 1995 resulted in lower sales in the quarter ended June 30, 1995. The gross profit margin increased to 14.7% from 6.1% due mainly to startup costs at the Kent facility in 1995. Selling, general and administrative expenses decreased to 8.5% from 9.6% of net sales as net sales increased at a greater rate than selling, general and administrative expenses.

                           PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

        An annual meeting of shareholders was held on September 12, 1996 at which the Board of Directors as previously reported was re-elected or continued unexpired terms. Jacob Pollock, holding 1,685,803 shares representing 86.74% of the outstanding shares, voted for the nominee. 1,716,056 affirmative votes were cast for the nominee and no negative votes were cast.

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits:

            Exhibit No.                                    Item
            -----------                           -----------------------
            27                                    Financial Data Schedule

        (b) Reports on Form 8-K:

            No reports on Form 8-K were filed during the three months ended September 30, 1996.




                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        RAVENS METAL PRODUCTS, INC.
                                        ----------------------------------------
                                                (Registrant)


                                        By: /s/ John J. Stitz
                                            ------------------------------------
                                            John J. Stitz
                                            Chief Financial Officer


Date:  November 13, 1996