Form 10-Q
period 1996-12-31
RAVENS METAL PRODUCTS INC
filed 1997-02-13
CIK 82172

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C., 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended December 31, 1996                          Commission File
                                                                      No. 0-1709
                                                                 ---------------

                           RAVENS METAL PRODUCTS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                         55-0398374
------------------------------                          -----------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                       Identification Number)


P.O. Box 10002, 861 E. Tallmadge Ave., Akron, OH                      44310
-------------------------------------------------------------------------------
(Address of principal executive offices)                            (Zip Code)


Registrant's telephone number, including area code:(330) 630-4528.


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

                                    Yes  X       No
                                        ---        ---

The number of shares outstanding of the issuer's classes of common stock as of February 13, 1997 is:

                                                 Common stock shares 1,934,255
                                                 -----------------------------

                          PART I. FINANCIAL INFORMATION

                           RAVENS METAL PRODUCTS, INC.

                                 BALANCE SHEETS


                                                                1996
                                                     --------------------------
                                                     December 31       March 31
                                                     -----------     ----------

              ASSETS

Current assets:
  Cash and cash equivalents                            $446,520        $441,890

  Receivables:
       Trade, net of allowance for doubtful
          accounts of $160,000 and $85,000
          in December and March                       3,803,847       4,678,629

  Inventories                                         5,219,532       6,356,353
       (Excess of replacement or current cost
          over stated values was $1,933,000
          and $2,051,000 in December and March)

  Refundable income taxes                                     0          42,639

  Deferred income taxes                                 352,818         329,818

  Other current assets                                  166,480          99,696
                                                    -----------     -----------

           Total current assets                       9,989,197      11,949,025

Property, plant and equipment, net                    6,661,257       6,984,989

Funds held by trustee for capital expenditures        2,775,016       2,711,104

Other assets                                            225,837         241,417
                                                    -----------     -----------

           Total assets                             $19,651,307     $21,886,535
                                                    ===========     ===========


               See accompanying notes to financial statements.

                           RAVENS METAL PRODUCTS, INC.

                                                                      1996
                                                         -----------------------------
                                                         December 31          March 31
                                                         -----------        ----------
     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable - trade                               $2,926,174        $3,942,899
   Accrued liabilities:
        Compensation                                         481,076           560,763
        Product warranty                                     500,000           485,000
        Income taxes                                         130,698            11,851
        Other                                                455,128           394,520
   Current installments on term debt                         654,475           653,965
                                                        ------------      ------------

        Total current liabilities                          5,147,551         6,048,998

Note payable - bank                                        5,131,440         6,707,986
Term debt                                                  4,660,368         5,287,010
Accrued pension costs                                        230,293           230,293
Deferred income taxes                                        226,558           172,158
                                                        ------------      ------------

        Total liabilities                                 15,396,210        18,446,445
                                                        ------------      ------------

Commitments and contingent liabilities

Shareholders' equity:
   Common stock, $.01 par value; authorized shares,
      3,000,000; issued shares, 1,934,255 at
      December 31 and 1,943,525 at March 31                   19,343            19,435
   Additional capital                                      3,403,422         3,419,732
   Retained earnings                                       1,047,994           216,585
                                                        ------------      ------------

                                                           4,470,759         3,655,752

   Unrecognized pension liability                           (215,662)         (215,662)
                                                        ------------      ------------

        Total shareholders' equity                         4,255,097         3,440,090
                                                        ------------      ------------

        Total liabilities and shareholders' equity       $19,651,307       $21,886,535
                                                        ============      ============

                 See accompanying notes to financial statements.

                           RAVENS METAL PRODUCTS, INC.

                 STATEMENTS OF OPERATIONS AND RETAINED EARNINGS


                                                  Nine Months Ended December 31
                                                  -----------------------------

                                                      1996              1995
                                                 ------------         --------

Net sales                                         $32,728,208       $28,437,339

Cost of sales                                      28,000,253        25,445,681
                                                 ------------      ------------

  Gross profit                                      4,727,955         2,991,658

Selling, general and administrative expenses        2,902,751         2,678,001
                                                 ------------      ------------

  Income from operations                            1,825,204           313,657

Loss on disposal of equipment                         (74,379)                0
Other income                                           57,411            80,751
Interest expense                                     (455,753)         (441,933)
                                                 ------------      ------------

  Income (loss) before income taxes                 1,352,483           (47,525)

Provision (benefit) for income taxes                  500,400           (18,600)
                                                 ------------      ------------

  Net income (loss)                                   852,083           (28,925)

Retained earnings, beginning of period                216,585            22,047

Treasury stock retired                                (20,674)                0
                                                 ------------      ------------

Retained earnings (accumulated deficit),
  end of period                                    $1,047,994           $(6,878)
                                                 ============      ============

Net income (loss) per common share                       $.44             $(.01)
                                                 ============      ============






                 See accompanying notes to financial statements.

                           RAVENS METAL PRODUCTS, INC.

                 STATEMENTS OF OPERATIONS AND RETAINED EARNINGS


                                                 Three Months Ended December 31
                                                 ------------------------------

                                                    1996               1995
                                                 ------------        --------

Net sales                                         $11,256,006       $11,325,474

Cost of sales                                       9,605,728         9,925,264
                                                 ------------      ------------

   Gross profit                                     1,650,278         1,400,210

Selling, general and administrative expenses          979,319           986,476
                                                 ------------      ------------

   Income from operations                             670,959           413,734

Other income                                           26,632            24,699
Interest expense                                     (137,889)         (179,993)
                                                 ------------      ------------

   Income before income taxes                         559,702           258,440

Provision for income taxes                            207,000           100,700
                                                 ------------      ------------

   Net income                                         352,702           157,740

Retained earnings (accumulated deficit),
   beginning of period                                695,292          (164,618)
                                                 ------------      ------------

Retained earnings (accumulated deficit),
   end of period                                   $1,047,994           $(6,878)
                                                 ============      ============

Net income per common share                              $.18              $.08
                                                 ============      ============






                See accompanying notes to financial statements.

                           RAVENS METAL PRODUCTS, INC.
                            STATEMENTS OF CASH FLOWS

                                                                               Nine Months Ended December 31
                                                                               -----------------------------

Cash flows from operating activities:                                                1996             1995
                                                                                 ----------         --------
   Net income                                                                      $852,083         $(28,925)
   Adjustments to reconcile net income to net cash provided from (used for)
        operating activities:
      Depreciation and amortization                                                 439,598          383,941
      Deferred income taxes                                                          31,400           61,650
      Accrued product warranty                                                       15,000                0
      Allowance for doubtful accounts                                                75,000           13,500
      Loss on disposal of equipment                                                  74,379                0
   Increase (decrease) in cash from changes in:
      Receivables                                                                   799,782          554,209
      Inventories                                                                 1,136,821       (2,014,486)
      Other current assets                                                          (66,784)         (19,318)
      Accounts payable - trade                                                   (1,016,725)         107,958
      Refundable and accrued income taxes                                           161,486         (976,455)
      Other current liabilities                                                     (19,079)          74,418
   Other                                                                             (9,767)         (27,463)
                                                                                -----------      -----------

      Net cash provided from (used for)
        operating activities                                                      2,473,194       (1,870,971)
                                                                                -----------      -----------

Cash flows from investing activities:
   Capital expenditures                                                            (180,606)      (1,485,429)
   Investment of income from industrial development
      revenue bonds with trustee                                                   (112,161)        (127,218)
   Sale of investments and release of funds held
      by trustee                                                                     48,249          889,817
   Proceeds from sale of equipment                                                   21,189                0
                                                                                -----------      -----------

      Net cash provided from (used for)
        investing activities                                                       (223,329)        (722,830)
                                                                                -----------      -----------

Cash flows from financing activities:
   Payments on term debt                                                           (631,613)        (182,792)
   Proceeds from (payments on) note payable -
      bank, net                                                                  (1,576,546)       2,692,751
   Purchase of treasury stock                                                       (37,076)               0
                                                                                -----------      -----------

      Net cash provided from (used for)
        financing activities                                                     (2,245,235)       2,509,959
                                                                                -----------      -----------

Net increase (decrease) in cash and
   cash equivalents                                                                   4,630          (83,842)
Cash and cash equivalents at beginning
   of period                                                                        441,890          394,019
                                                                                -----------      -----------

Cash and cash equivalents at end of period                                         $446,520         $310,177
                                                                                ===========      ===========

                 See accompanying notes to financial statements

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

2. Earnings per common share are based on net income divided by the weighted average number of common and common stock equivalent shares outstanding. Loss per common share is based on net loss divided by the weighted average number of common shares outstanding. Weighted average number of common shares outstanding was approximately 1,939,405 and 1,943,525 in 1996 and 1995, respectively, adjusted for a one-for-four reverse stock split effected on December 26, 1995.

3.   Inventories consist of the following:


                                     December 31, 1996           March 31, 1996
                                     -----------------           --------------

        Raw materials                       $2,954,769               $3,858,163
        Work in process                        282,510                  484,620
        Finished goods                       1,982,253                2,013,570
                                            ----------               ----------
                                            $5,219,532               $6,356,353
                                            ==========               ==========

     The reserve to reduce the carrying value of inventories from current cost to the LIFO basis amounted to approximately $1,933,000 at December 31 and $2,051,000 at March 31.

4. The Company purchased aluminum extrusions totalling approximately $3,390,043 and $3,310,507 in the nine month periods and $1,117,991 and $837,618 in the three month periods ended December 31, 1996 and 1995, respectively, from Albex Aluminum, Inc. (formerly Wirt Aluminum Co.), a company related through common ownership. The Company owed Albex approximately $501,363 at December 31 and $425,000 at March 31, 1996 for these purchases.

                           RAVENS METAL PRODUCTS, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                December 31, 1996


                     Material Changes in Financial Condition

Working capital decreased to $4,841,646 at December 31 from $5,900,027 at March 31, and long-term debt was reduced by $2,203,188. Receivables decreased due to a lower level of sales in December than in March and an increase in the allowance for doubtful accounts. Inventories decreased due to discontinuance of the utility trailer division and a reduction in other inventories. Accounts payable
- trade decreased due to a lower level of inventory purchases in December than in March. Net cash provided from operating activities enabled the Company to reduce the note payable - bank. The Company paid $37,076 to participants in the Employee Stock Ownership Plan for 9,269 shares of common stock as distributions upon termination of the Plan. The purchased shares were retired.

The Company has a loan and security agreement with First National Bank of Ohio ("FNBO") providing for borrowings under a line of credit expiring on August 31, 1998. The agreement provides for borrowings up to $8,000,000 based on eligible accounts receivable and inventories. Interest is at FNBO's prime rate minus 1/2%. The Company could have borrowed approximately $2,076,000 more than the $5,131,440 owed to the Bank at December 31, 1996.

The Company's sales order backlog for new trailers was approximately $2,000,000 and $5,000,000 at December 31 and May 31, 1996, respectively. The decline in the backlog is due mainly to a decline in industry demand. Results for the quarter ended March 31, 1997 will be adversely affected by the reduced sales backlog and a settlement loss of approximately $400,000 for termination of the defined benefit pension plan covering the former hourly employees at the former Elizabeth, West Virginia facility.

Although no assurances are possible, the Company believes that its cash resources, credit arrangements, and internally generated funds will be sufficient to meet its operating and capital expenditure requirements for existing operations and to service its debt in the next 12 months and foreseeable future.

                    Material Changes in Results of Operations
                    -----------------------------------------

               Nine Months Ended December 31, 1996 Compared to the
               ---------------------------------------------------
                       Nine Months Ended December 31, 1995
                       -----------------------------------

Net sales increased 15.1% mainly due to increased volume of platform and dump trailers. The startup of the Kent facility in June 1995 resulted in lower sales in the nine months ended December 31, 1995. The gross profit margin increased to 14.4% from 10.5% due mainly to startup costs at the Kent facility in 1995. Selling, general and administrative expenses decreased to 8.9% from 9.4% of net sales as net sales increased at a greater rate than selling, general and administrative expenses. Loss on disposal of equipment is due to exiting the utility trailer business due to the Company's inability to achieve profitability.


              Three Months Ended December 31, 1996 Compared to the
              ----------------------------------------------------
                      Three Months Ended December 31, 1995
                      ------------------------------------

Net sales were approximately the same for both periods. The gross profit margin increased to 14.7% from 12.4% due mainly to startup costs at the Kent facility in 1995. Selling, general and administrative expenses were 8.7% of net sales for both periods. Interest expense decreased due to lower borrowings.

                           PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

       (a)  Exhibits:

            Exhibit No.                                    Item
            -----------                                    ----

            27                                    Financial Data Schedule

       (b)  Reports on Form 8-K:

            No reports on Form 8-K were filed during the three months ended December 31, 1996.




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


                               RAVENS METAL PRODUCTS, INC.
                               ---------------------------
                                    (Registrant)



                               By:/s/John J. Stitz
                                  -------------------------
                                  John J. Stitz
                                  Chief Financial Officer


Date:  February 13, 1997