Form 10-K405
period 1997-03-31
RVM INDUSTRIES INC
filed 1997-06-30
CIK 82172

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C., 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                                 Commission File
      March 31, 1997                                         No. 0-1709
-------------------------                                 ---------------
                              RVM INDUSTRIES, INC.
-------------------------------------------------------------------------------
              (Exact name of registrant as specified in its charter

Delaware                                                       31-1515410
---------                                                      ------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization                            Identification Number)

P.O. Box 10002, 861 E. Tallmadge Avenue, Akron, Ohio                  44310
----------------------------------------------------                -----------
(Address of principal executive offices)                             (Zip Code)

Registrant's telephone number, including area code:  (330) 630-4528

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock (par value $.01 per share)
                     ---------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                  Yes    X                         No
                      ------                          -------
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]

The aggregate market value of the voting stock held by non-affiliates as of June 25, 1997, based on a bid price of $4.50 by the Registrant's market maker was approximately $8,704,148.

There were 1,934,255 shares outstanding of the Registrant's common stock as of June 25, 1997.

                       Documents Incorporated by Reference
                       -----------------------------------
                                      None

                              RVM INDUSTRIES, INC.

                       Index to Annual Report on Form 10-K
                    for the Fiscal Year Ended March 31, 1997

PART I                                                                  Pages
------

Item 1           Business                                              3 -  8

Item 2           Properties                                              9

Item 3           Legal Proceedings                                      10

Item 4           Submission of Matters to a Vote of Security Holders    10

PART II
-------

Item 5           Market for Registrant's Common Equity and
                   Related Stockholder Matters                          11

Item 6           Selected Financial Data                                12

Item 7           Management's Discussion and Analysis of
                   Financial Condition and Results of Operations      13 - 15

Item 8           Financial Statements and Supplementary Data          16 - 43

Item 9           Changes in and Disagreements with Accountants on
                   Accounting and Financial Disclosure                  44

PART III
--------
Item 10          Directors and Executive Officers of the Registrant  45 - 47

Item 11          Executive Compensation                              48 - 50

Item 12          Security Ownership of Certain Beneficial Owners
                   and Management                                      51

Item 13          Certain Relationships and Related Transactions        52

PART IV
-------
Item 14          Exhibits, Financial Statement Schedules, and
                   Reports on Form 8-K                               53 - 55

                                     PART I
ITEM 1. BUSINESS
        --------
Companies
---------

           RVM Industries, Inc. ("RVM") is a publicly held holding company. Ravens, Inc. ("Ravens"), Albex Aluminum, Inc. ("Albex"), and Signs and Blanks, Inc. ("SABI") are wholly owned subsidiaries of RVM. The "Company" refers to RVM, Ravens, Albex and SABI, collectively. See Note 19 to theconsolidated financial statements for financial information about industry segments.

Fiscal Year
-----------

           RVM's fiscal year ends on March 31. References to 1997, 1996, etc. are for the fiscal years ended March 31, 1997, 1996, etc., respectively.


General Development of the Business
-----------------------------------

           Ravens Metal Products, Inc. was incorporated in the State of West Virginia on April 9, 1956 and reincorporated in the State of Delaware on September 3, 1986. Jacob Pollock ("Pollock") acquired majority control on May 3, 1991.

           On March 31, 1997, Ravens Metal Products, Inc. changed its name to Ravens, Inc. and effected a reorganization with RVM pursuant to Section 251(g) of the Delaware General Corporation Law. Each holder of the common stock of Ravens became the holder of an equal number of shares of RVM, a newly created holding company. The holders of RVM common stock have substantially the same rights that they had as holders of the common stock of Ravens. RVM filed Form 8-B on March 31, 1997 to register the common stock shares of RVM with the Securities and Exchange Commission.

           On March 31, 1997, RVM purchased all of the common stock of Albex and SABI which were corporations wholly owned by Pollock, the majority shareholder of RVM. Since this is a business combination of entities under common control, the financial statements of prior years have been restated to reflect the combination on an "as if pooling of interests" basis.

           RVM acquired Albex and SABI because these companies, like Ravens, utilize aluminum as the major material in their products, and RVM believes that access to capital markets and the trading value of RVM's common stock may be enhanced by increasing the size of RVM. The purchase prices of Albex and SABI are contingent upon future earnings of Albex and SABI. See Note 2 to the consolidated financial statements.

           Albex was incorporated in the State of Ohio on February 25 1991, as Wirt Metal Products, Inc., relocated its operations from Elizabeth, West Virginia to Canton, Ohio in 1996, and changed its name in 1997 to better reflect its business of manufacturing aluminum billets and extrusions. Albex purchased the real estate and an extrusion press in Elizabeth from Ravens prior to Pollock purchasing a majority interest in Ravens.

           SABI was founded by Pollock and incorporated in the State of Ohio on July 10, 1989.

Markets
-------

   Ravens
   ------

           The principal business of Ravens is the design and manufacture of truck trailers, consisting of platform (flatbed) trailers, dump trailers, and dump truck bodies. Since the late 1950s, Ravens has designed and manufactured durable, lightweight aluminum trailers and bodies which provide the advantage of lower operating costs plus higher legal payload capacity. Although Ravens' products are primarily made with aluminum bodies and aluminum chassis, Ravens also manufactures units with steel chassis. Ravens' truck trailers are basically standardized products with a number of optional features available; however, certain variations are often made to satisfy customers' requirements. Ravens also manufactures truck and trailer accessories, including tool boxes, side kits and boxes, bulkheads and other optional equipment. Ravens sells a wide variety of after-market parts for trucks and trailers, including parts for its own trailers. Ravens began selling aluminum utility, snowmobile, and personal watercraft trailers in 1995 but exited this business in 1997.

           The markets for Ravens' truck trailer and body product lines are virtually all within the highway transportation industry in the U.S. with a small amount of sales in Canada. These markets include both for-hire carriers (commercial trucking companies and owner operators) and private carriers (manufacturers and producers delivering their own products or commodities). Dump trailer and body applications include construction and road building materials, agricultural and mining products, industrial and municipal waste, and a wide range of other bulk commodities. Platform trailers are utilized in a variety of applications, including steel and other metals, lumber, building materials, machinery, appliances, and industrial equipment. The overall business of Ravens is not generally seasonal.

           The U.S. market for truck trailers and related products has historically been somewhat cyclical and has been affected by overall economic conditions as well as regulatory changes for the highway transportation industry. Economic conditions in 1992 depressed demand for new trailers. Improving economic conditions in 1993 and 1994 and regulatory changes (See "Regulation") caused an increase in demand but not to the degree experienced during the recovery stage from some previous recessions. Trailer industry sales reached record levels in 1995 and 1996 but declined in 1997. 1998 sales are expected to remain below 1995 and 1996 levels but at sufficient levels to sustain Ravens' profitability.

   ALBEX
   -----

           Albex operates three extrusion presses (1,400 ton, 2,200 ton, and 3,000 ton) for standard and custom soft alloy aluminum extruded shapes. In 1997, Albex shipped approximately 10 million pounds of aluminum extrusions in a market estimated to exceed 3 billion pounds. Several of aluminum's physical properties such as tensile strength, corrosion resistance, thermal conductivity, lighter weight than steel, and scrap value for recycling are attractive to a wide range of markets. Albex sells to manufacturers, fabricators and distributors in the transportation, building and construction, consumer durables, and other aluminum extrusion markets. Most sales are to customers in the midwestern portion of the U.S. Albex's business is not generally seasonal.

           Applications in the transportation market include truck trailers and bodies, utility trailers, recreational vehicles, and railcars. Approximately one-third of Albex's net sales from 1995 to 1997 have been to Ravens. These sales and intercompany inventory profits have been eliminated from the consolidated financial statements.

           Primary uses in the building and construction markets are structural beams and components for buildings, road sign supports, and components for highway and bridge construction. Examples of consumer durables are components for boats, sports and exercise equipment, greenhouses, and durable medical equipment. Albex produces a wide variety of standard shapes such as angles, bars, channels, pipes, and beams that are purchased by distributors for resale to end users.

           Having reduced Ravens portion of the extrusion business from 100% to approximately one-third by obtaining new customers, Albex constructed an aluminum billet casting facility in 1997 in order to recycle aluminum scrap generated internally and purchased from suppliers into aluminum billet to be used for producing extrusions and to sell to customers. Albex began producing billet at the end of 1997 and expects to complete installation of raw material (aluminum scrap) handling equipment in 1998 at which time the billet facility will be fully operational.

   SABI
   ----

           SABI is a fully automated manufacturer of aluminum blanks; coated traffic, warning, and street signs; and distributes sign posts to a market approximating $350 million per year. Approximately two-thirds of SABI's sales are to fabricator/dealers who purchase aluminum blanks, coat them with reflective sheeting that is often silk screened, and then sell the finished signs to governmental agencies. Approximately one third of SABI's sales are directly to governmental agencies in the form of blanks or signs coated and silk screened by SABI's print shop. Most sales are to customers east of the Mississippi River with a small portion to Canada. SABI's business is not generally seasonal.

Backlog
-------

           Ravens' backlog of orders for new trailers amounted to approximately $5,700,000 at May 31, 1997 compared to approximately $5,000,000 at May 31, 1996.
The backlog is expected to be completed in the current fiscal year. The order backlogs for the extrusion and sign industries are not relevant due to the nature of the industries and customers. These backlogs tend to be low and of short duration.

Distribution And Service
------------------------

   Ravens
   ------

           Ravens sells and services truck trailers nationally through 55 trailer dealerships located in 32 states and 4 dealerships located in Canada. Ravens owns trailer and parts sales branches located in Dover, Ohio and Parkersburg, West Virginia. In addition, Ravens has regional sales managers who support the dealerships and solicit direct sales from fleet customers.

           Service and maintenance on Ravens' products are performed by its Dover, Ohio service branch. Company approved garages, repair shops, and customers are also authorized to service its products.

           Ravens assists in financing its trailer sales to customers by guaranteeing the time payment notes of customers with acceptable credit standing to a finance company. See Note 6 to the consolidated financial statements as to contingent liabilities with respect to these notes.

           Ravens accepts used trailers as trade-ins on sales of new trailers and purchases used trailers for resale. Ravens generally reconditions these used trailers when necessary and holds them for resale. Ravens does not generally lease trailers.

   Albex
   -----

           Albex utilizes its own sales force and manufacturer representatives to solicit orders from distributors and other customers. Albex also tolls metal owned by customers into extrusions.

   SABI
   ----

           SABI solicits sales mainly through telephone contacts with customers and through independent sales representatives.

Raw Materials
-------------

           Aluminum in the form of coil, sheet, plate, primary ingot, billet and scrap is the principal raw material used by the Company. The Company also purchases components such as reflective sheeting, tires, wheels, axles and other hardware items. The Company is not dependent upon any single supplier for aluminum or other raw materials and components; however, a significant increase in the price or an interruption in the supply of aluminum could adversely affect the Company.

Competition
-----------

   Ravens
   ------

           Ravens competes nationally in the platform trailer and dump trailer categories of the diverse and highly competitive truck trailer industry. There are approximately 90 companies who manufacture aluminum, composite (aluminum and steel), and steel platform and/or dump trailers. A majority of these companies compete within local or regional areas. The Company believes that approximately 10 of these companies have larger market shares of the total platform and dump trailer markets.

           Ravens has developed product design, manufacturing, and marketing expertise for aluminum platform and dump trailers. Aluminum trailers, compared to composite and steel trailers, are lighter, enabling a larger payload to be hauled, last longer, require less maintenance, and have higher resale and scrap values. These factors are distinct advantages of aluminum trailers, but the higher cost of aluminum compared to steel requires a larger investment by the customer.

           Ravens, particularly, is recognized as a leading manufacturer of aluminum platform trailers. Ravens believes that there are no more than 10 manufacturers of aluminum platform trailers, of which 4 account for approximately 90-95% of the units produced. Ravens believes, based upon 1997 estimates of units registered, that Ravens' market share was approximately 35% and that East Manufacturing Corporation, Benson Truck Bodies, Inc., and Reitnouer, Inc. had market shares of approximately 20%, 14% and 23%, respectively. Ravens strives to compete based upon product performance, but economic conditions and competition with aluminum, composite, and steel manufacturers have caused the importance of price to increase.

           Ravens commenced production of platform trailers in its Kent, Ohio facility in June 1995 and in October 1996 introduced the FleetHawk, a platform trailer designed to compete more effectively against composite trailers sold to the more cost conscious fleet customer. The FleetHawk is heavier but less expensive than the Eclipse II Classic. Ravens believes that the higher initial cost of the FleetHawk can be more than recovered through lighter weight and lower operating costs than the composite trailer offered by competitors. Ravens also introduced an aluminum flatbed truck body with the same features as the Eclipse II Classic flatbed (platform) trailer.

   Albex
   -----

           The aluminum extrusion industry is highly competitive with over 100 companies participating in North America. Large, vertically integrated producers of primary aluminum such as Alumax, Inc. and Kaiser Aluminum Corp. dominate the industry. Major independent aluminum extruders such as Easco, Inc. operate multiple facilities on a nationwide basis. Competition is based upon the ability to supply a quality product at a competitive price but is primarily regional in nature due to shipping costs. Albex is able to compete well within a 400 mile radius of its facility due to its ability to cast billet, provide short customer order to shipment times, and provide a wide variety of shapes.

   SABI
   ----

           SABI believes that it is one of the five largest companies who together account for approximately 25% of the sign market and that its market share approximates 5-6%. The other four companies are AmSign Corporation, Hall Signs, Inc., Newman Traffic Signs, Inc. ("Newman"), and Vulcan, Inc. Newman competes against SABI in all geographic markets, whereas the others are strong in particular geographic areas. A large number of other manufacturers, fabricator/dealers, and governmental sign shops account for the other 75% of the sign market.

Patents and Trademarks
----------------------

           Ravens has a registered trademark for its swirl design finish on its manufactured products. Ravens believes that the swirl finish is a cosmetic feature which favorably distinguishes its trailers and bodies from competitors' products.

Employees
---------

           The Company currently employs approximately 375 administrative, sales, engineering, production, and repair and service personnel. The hourly personnel at the branch facility in Dover, Ohio are represented by the International Association of Machinists and Aerospace Workers, AFL-CIO under an agreement which expires in April 1998. In April 1996, hourly employees at the Kent, Ohio facility elected to be represented by the International Association of Bridge, Structural and Ornamental Iron Workers, AFL-CIO. The Company and union are negotiating the terms of an initial agreement. The United Steelworkers of America represent the hourly employees at the Canton, Ohio facility under an agreement which expires in May 1998. SABI's hourly employees are represented under an agreement expiring in December 1997 with The Glass Molders Pottery Plastics and Allied Workers International Union, AFL-CIO.

Regulation
----------

           Truck trailer length, height, width, maximum capacity and other specifications are regulated by the U.S. Government and State Governments. The U.S. Government also regulates certain safety features incorporated in the design of truck trailers.

Environmental Matters
---------------------

           The Company's facilities are subject to the environmental laws and regulations of the jurisdictions in which they are located. RVM believes that the environmental standards maintained at such locations meet applicable regulatory requirements. The Company's operations, like those of other competitors in basic industries, have in recent years become subject to increasingly stringent legislation and regulations with regard to protection of human health and the environment. More rigorous policies and requirements may be imposed in the future. Although RVM is not aware of any specific measures or expenditures that will be required, compliance with such laws, regulations or policies may require expenditures in the future.

ITEM 2. PROPERTIES
        ----------

           Ravens' corporate offices are located in Akron, Ohio. Ravens leases approximately 3,600 square feet of office space in Akron from a corporation in which Richard D. Pollock, a Director, is a shareholder. See Item 13.

           Ravens owns a manufacturing facility on an 8 acre site in Jacksonville, North Carolina. This facility is comprised of a prestressed concrete building that contains approximately 43,200 square feet of fabrication area and a concrete block building with approximately 3,000 square feet of space for washing and painting trailers.

           Ravens commenced production in June 1995 at a 22 acre site owned by Ravens in Kent, Ohio. The building consists of approximately 60,000 square feet of steel construction plus approximately 15,000 square feet of concrete block additions.

           RVM believes that Ravens has sufficient production capacity at the Jacksonville and Kent facilities to meet current and projected demand for its current products.

           The branch in Dover, Ohio is housed in three buildings of cement block construction with approximately 25,000 square feet of floor area on 3.5 acres of land. This property is utilized for trailer sales, service, and repairs. The building contains offices, storage space, and shop space. Yard area is utilized for storage of new and used trailers and trailers in process of repair and maintenance. Ravens owns the land and buildings.

           Ravens also owns land and buildings situated on approximately 9.2 acres adjacent to the branch facility in Dover, Ohio. In 1995 to 1997, Ravens utilized the buildings, constructed primarily of concrete block and totalling approximately 36,000 square feet, for manufacturing of utility, snowmobile, and personal watercraft trailers.

           The branch in Parkersburg, West Virginia sells trailers and parts from a metal building with approximately 17,500 square feet situated on approximately 4.9 acres of land. Ravens owns the land and building.

           Albex owns a 47 acre site in Canton, Ohio. The extrusion operation and administrative offices are located in a 250,000 square foot building constructed primarily of brick. A 36,000 square foot prefabricated steel building houses the billet casting operation. RVM believes that Albex has sufficient production capacity to meet current and projected demand for its products.

           SABI operates in a 64,000 square foot predominantly steel and concrete block building in Akron, Ohio. This is the same building that houses Ravens' corporate offices. RVM believes that SABI has sufficient production capacity to meet current and projected demand for its products.

           Certain owned property of the Company is subject to mortgages and is collateral for lines of credit and a letter of credit. (See Note 5 to the consolidated financial statements).

ITEM 3. LEGAL PROCEEDINGS
        -----------------

           Various claims, lawsuits, and complaints arising in the ordinary course of business have been filed or are pending against the Company or may arise in the future involving allegations of negligence, product defects, breach of warranty, and breach of contract, among other allegations. Some of the foregoing matters involve or may involve compensatory or punitive damages in very large amounts. Litigation is subject to many uncertainties, the outcome of individual litigated matters is not predictable with assurance, and it is possible that some of the foregoing matters could be decided unfavorably to the Company. It is the opinion of management of RVM that all such matters are adequately accrued for or are adequately covered by insurance or, if not so covered, are without merit or are of such kind, or involve such amounts, as would not have a significant effect on the financial position and results of operations and cash flows of the Company if disposed of unfavorably.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        ---------------------------------------------------

           There were no matters submitted to a vote of security holders in the quarter ended March 31, 1997.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        -----------------------------------------------------------------
        MATTERS
        -------

           RVM's common stock (trading symbol "RVMI") is traded over-the-counter and reported on the OTC Bulletin Board and on "pink sheets" which are published periodically. The best knowledge and belief of RVM is that the stock did not actively trade until J. C. Bradford & Co., Nashville, Tennessee, telephone 1-800-522-1927, began making a market in the common stock in May 1996. The bid-ask quotation ranged from $4.00 - $9.375 per share and was $4.50 - $6.50 per share on June 25, 1997.

           RVM has not paid dividends in the last two years and is restricted from paying dividends by its loan agreements. Payment of dividends is within the discretion of RVM's Board of Directors and will depend on, among other factors, earnings, capital requirements and the operating and financial condition of the Company. RVM does not presently intend to pay dividends in the future.

           There were approximately 4,000 holders of record of the Registrant's common stock as of June 25, 1997. See Item 12.

ITEM 6.   SELECTED FINANCIAL DATA FOR THE YEARS ENDED MARCH 31
          -----------------------

This information should be read in conjunction with the consolidated financial statements and the related notes in Item 8 and Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7.

                                               1997              1996             1995             1994              1993
                                             --------          --------         --------         --------          ------

Net sales                                 $61,638,221       $61,793,870      $61,333,643      $42,569,932       $33,142,197

Income (loss) from operations               1,949,864  (5)     (274,507)       2,624,801        1,375,988           689,199

Unusual (expense) income items               (390,015) (6)            0                0          565,000 (4)             0

Income (loss) before income taxes
    and extraordinary items                   586,401        (1,354,680)       2,215,896        1,626,830           361,294

Extraordinary items                                 0                 0                0                0           531,032 (2)

Net income (loss)                              80,939        (1,465,653)       1,255,096        2,050,030           608,326

Pro forma net income (loss) per common share:
    Before extraordinary items                   $.19             $(.45)            $.72            $1.05             $ .45
    Extraordinary items                             0                 0                0                0              1.20
                                                -----             -----            -----           ------          --------
    Total (1)                                    $.19             $(.45)            $.72            $1.05             $1.65
                                                 ====             ======            ====            =====             =====

Average number of shares used in
    computation of per share amounts (1)    1,938,140         1,943,525        1,943,525        1,943,525           442,348

Supplementary pro forma income (loss)
    per share data:
    Before extraordinary items                   $.19             $(.45)            $.73            $1.05              $.11
    Extraordinary items                             0                 0                0                0               .27
                                                -----             -----          -------           ------            ------
    Total (1)(3)                                 $.19             $(.45)            $.73            $1.05              $.38
                                                 ====             ======            ====            =====              ====

Number of shares used in computation of
    supplementary per share data (1)        1,938,140         1,938,140        1,938,140        1,938,140         1,938,140

Cash dividends declared per common share  $         0       $         0      $         0      $         0       $         0

Total assets                               38,567,375        39,211,709       31,535,760       16,468,598        12,593,757

Total long-term obligations                18,440,498        17,853,851       13,226,854        8,771,310         6,307,693

Working capital                             2,326,244         2,008,050        3,005,724        4,471,922         1,229,297

Shareholders' equity (deficit)              6,056,225         5,796,700        3,164,038        1,003,244          (246,034)





(1) All per share amounts and number of shares have been restated to reflect a one-for-four reverse stock split effected on December 26, 1995.

(2) Gain of $144,032 from retirement of subordinated debentures and $387,000 from utilization of tax loss carryforwards.

(3) Interest expense of $114,370 in 1993 on debt to Pollock which was converted to equity in 1993 was added to income before extraordinary items in 1993 to compute supplementary data.

(4) Gain of $470,000 from a life insurance policy on the previous Chairman of the Company, Rodney E. Wilson, and a gain of $95,000 for the settlement of all disputes and obligations with Mr. Wilson.

(5)  Includes loss of $371,768 for impairment of long-lived assets.

(6)  Loss on pension settlement.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        ----------------------------------------------------------------------
        OF OPERATIONS
        -------------

LIQUIDITY AND CAPITAL RESOURCES

          The Company had cash and cash equivalents of $468,572 and $471,161 at March 31, 1997 and 1996, respectively. The Company could have borrowed approximately $1,645,000 more on lines of credit at March 31, 1997.

          Albex expects to incur capital expenditures in 1998 of approximately $2,000,000 to complete an aluminum billet casting facility and related material handling equipment at its plant to be financed by lines of credit and cash provided from operating activities.

          Although no assurances are possible, the Company believes that its cash resources, credit arrangements, and internally generated funds will be sufficient to meet its operating and capital expenditure requirements for existing operations and to service its debt in the next 12 months and the foreseeable future. Cautionary statements: Demand for the Company's products is subject to changes in general economic conditions and in the specific markets in which the Company competes. The Company's liquidity could be adversely affected if Albex is not successful in completing the casting facility and generating sufficient sales of billet.

          Based upon sales for early 1998 and a sales order backlog for new trailers approximating $5,700,000 at May 31, 1997, the Company is projecting sufficient sales to maintain profitability and meet debt covenants in 1998. However, see the cautionary statements in the above paragraph which indicate items which could adversely affect profitability. The order backlogs for the extrusion and sign industries are not relevant due to the nature of the industries and customers. These backlogs tend to be low and of short duration.

1997
----

          Net cash provided from operating activities of $2,454,394 and $2,900,000 from a note payable to Jacob Pollock were used for capital expenditures, mainly at the Albex facility, and to reduce other long-term debt. Working capital increased to $2,326,244 at March 31, 1997 from $2,008,050 at March 31, 1996. As discussed in Note 2 to the consolidated financial statements, the purchase prices for Albex and SABI are not determinable until Albex's and SABI's earnings for the year ended March 31, 2000 are known. The impact on the Company's liquidity is not yet estimatable.

1996
----

          Net cash used for operating activities of $594,296 and capital expenditures at the Albex facility and at the Kent facility of Ravens were financed by the proceeds of long-term debt, contributed capital from Pollock, and lines of credit. Working capital decreased to $2,008,050 at March 31, 1996 from $3,005,724 at March 31, 1995.

1995
----

          Net cash provided from operating activities of $1,096,509 and borrowings were used to finance capital expenditures, mainly for the Kent facility. Working capital decreased to $3,005,724 at March 31, 1995 from $4,471,922 at March 31, 1994.

RESULTS OF OPERATIONS

Years Ended March 31, 1997 and 1996
-----------------------------------

          Gross profit increased 43.0% to $8,655,193 in 1997 from $6,051,726 in 1996, and gross profit margin increased to 14.0% in 1997 from 9.8% in 1996 due to improvements at all of the subsidiaries. Ravens and Albex did not have the relocation and startup costs in 1997 that were incurred in 1996, and they began to realize the cost savings and quality improvements resulting from the construction of more efficient facilities. SABI increased its gross profit on the same level of sales by concentrating on more profitable customers and lowering costs. Gross profit at Ravens was adversely affected by losses at the utility trailer division which was closed in 1997. In 1997, Albex recognized a loss of $371,768 for the impairment of long-lived assets, mainly machinery and equipment, and Ravens incurred a loss of $390,015 for the settlement of the defined benefit pension plan for the former employees of the former Elizabeth, West Virginia facility. See Note 7 to the consolidated financial statements for a discussion of income taxes.

Years Ended March 31, 1996 and 1995
-----------------------------------
          Gross profit declined 26.0% to $6,051,726 in 1996 from $8,174,445 in 1995, and gross profit margin declined to 9.8% in 1996 from 13.3% in 1995 mainly due to the startup of the Kent facility, conversion of the Jacksonville, North Carolina facility to a dedicated dump trailer and body manufacturing facility, losses at the utility trailer division of Ravens, and a decline in demand for trailers leading to reduced margins on fleet sales. The startup of production in Kent resulted in higher costs because new employees were gaining experience and production levels during most of 1996 were below the level needed to cover overhead costs. Albex relocated its production facility from Elizabeth, West Virginia to Canton, Ohio in 1996. In addition to the relocation and startup costs, some customers switched their business to competitors because of their concern about maintaining an uninterrupted supply of extrusions.

          Selling, general and administrative expenses increased to 10.2% from 9.0% of net sales mainly due to increased marketing expenditures for the introduction of the Eclipse II flatbed trailer and live-floor trailer and for the utility trailer division which began the production and sale of utility, snowmobile, and personal watercraft trailers during the year ended March 31, 1995. Albex incurred additional marketing expenditures to retain current customers and obtain new customers as well as expenses related to the relocation of the Albex facility. Interest expense increased mainly due to more debt outstanding during 1996 versus 1995.

          A one-for-four reverse stock split was effected on December 26, 1995 in order to increase the market price of the common stock to promote more active trading; however, there can be no assurance that an active market for the common stock will develop merely because of an increase in the price of each share. All per share amounts and number of shares have been restated to reflect the reverse stock split.

ACCOUNTING PRONOUNCEMENT

          RVM is required to implement Statement of Financial Accounting Standards No. 128, "Earnings per Share", in the third quarter of 1998. RVM expects that the implementation of this pronouncement will not have a material impact on its calculation of earnings per share.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
           -------------------------------------------

Financial Statements:                                                 Pages
                                                                      -----
          Report of Independent Accountants                            17

          Consolidated Balance Sheets, March 31, 1997 and 1996       18 - 19

          Consolidated Statements of Operations
             for the years ended March 31, 1997, 1996 and 1995         20

          Consolidated Statements of Changes in Shareholders'
             Equity for the years ended
             March 31, 1997, 1996 and 1995                             21

          Consolidated Statements of Cash Flows
             for the years ended March 31, 1997, 1996 and 1995         22

          Notes to Consolidated Financial Statements                 23 - 42

Financial Statement Schedule:

   II -   Valuation and Qualifying Accounts and Reserves
             for the years ended March 31, 1997, 1996 and 1995         43





          All other schedules are omitted because they are not applicable or the required information is presented in the financial statements or the notes thereto.

                        REPORT OF INDEPENDENT ACCOUNTANTS
                        ---------------------------------

To the Shareholders and Board of Directors
RVM Industries, Inc.:

          We have audited the consolidated financial statements and financial statement schedule of RVM Industries, Inc. and Subsidiaries listed in Item 8 of this Form 10-K. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of RVM Industries, Inc. and Subsidiaries as of March 31, 1997 and 1996 and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 1997 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

                                                  /s/ COOPERS & LYBRAND L.L.P.

Cleveland, Ohio
June 6, 1997

                              RVM INDUSTRIES, INC.

                           CONSOLIDATED BALANCE SHEETS



                                                                   March 31
                                                            -------------------
         ASSETS                                             1997         1996
                                                           ------       -------



Current assets:
    Cash and cash equivalents                          $   468,572   $   471,161

    Receivables:
         Trade, net of allowance for doubtful
              accounts of $112,000 and $103,000
              in 1997 and 1996                           6,506,008     6,928,495

         Related party                                     120,008        23,897

    Inventories                                          8,677,160     9,322,875
         (Excess of replacement or current cost
              over stated values was $1,955,000
              and $2,051,000 in 1997 and 1996)

    Refundable income taxes                                      0        42,639

    Deferred income taxes                                  413,500       329,818

    Other current assets                                   211,648       450,323
                                                       -----------   -----------

              Total current assets                      16,396,896    17,569,208

Property, plant and equipment, net                      19,021,289    16,698,911

Funds held by trustees for capital expenditures          2,762,242     4,523,347

Other assets                                               386,948       420,243
                                                       -----------   -----------

              Total assets                             $38,567,375   $39,211,709
                                                       ===========   ===========








The accompanying notes are an integral part of the consolidated financial statements.



                              RVM INDUSTRIES, INC.

                     CONSOLIDATED BALANCE SHEETS, Continued

                                                                     March 31
                                                            -------------------------
    LIABILITIES AND SHAREHOLDERS' EQUITY                       1997             1996
                                                            -----------      --------
Current liabilities:
    Accounts payable - trade                               $  6,151,924   $  7,169,249
                     - related parties                          382,338         93,168
    Accrued expenses and liabilities:
         Compensation                                           746,156        669,207
         Product warranty                                       540,000        485,000
         Income taxes                                            94,750         11,851
         Other                                                  937,071        824,830
    Current portion of long-term debt                         5,218,413      6,307,853
                                                           ------------   ------------

              Total current liabilities                      14,070,652     15,561,158

Long-term debt                                               14,238,548     16,025,400
Notes payable - related parties                               3,974,450      1,381,000
Other                                                                 0        275,293
Deferred income taxes                                           227,500        172,158
                                                           ------------   ------------

              Total liabilities                              32,511,150     33,415,009
                                                           ------------   ------------
Commitments and contingent liabilities

Shareholders' equity:
    Common stock, $.01 par value; authorized shares,
      3,000,000; issued 1,934,255 shares at
      March 31, 1997 and 1,943,525 shares at
      March 31, 1996                                             19,343         19,435
    Additional capital                                        4,985,020      5,812,469
    Retained earnings                                         1,051,862        180,458
                                                           ------------   ------------

                                                              6,056,225      6,012,362

    Unrecognized pension liability                                    0       (215,662)
                                                           ------------   ------------

              Total shareholders' equity                      6,056,225      5,796,700
                                                           ------------   ------------

              Total liabilities and shareholders' equity   $ 38,567,375   $ 39,211,709
                                                           ============   ============


The accompanying notes are an integral part of the consolidated financial statements.


                              RVM INDUSTRIES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS


For the years ended March 31,                           1997           1996            1995
-----------------------------                       -----------     -----------       --------

Net sales                                           $ 61,638,221    $ 61,793,870    $ 61,333,643

Cost of sales                                         52,983,028      55,742,144      53,159,198
                                                    ------------    ------------    ------------
 Gross profit                                          8,655,193       6,051,726       8,174,445

Selling, general and administrative expenses           6,333,561       6,326,233       5,549,644
Impairment of long-lived assets                          371,768               0               0
                                                    ------------    ------------    ------------
    Income (loss) from operations                      1,949,864        (274,507)      2,624,801

Other income                                             131,074         140,117         121,027
Interest expense                                      (1,061,336)     (1,070,684)       (529,932)
Loss on pension settlement                              (390,015)              0               0
Loss on disposal of property, plant and equipment        (43,186)       (149,606)              0
                                                    ------------    ------------    ------------
    Income (loss) before income taxes                    586,401      (1,354,680)      2,215,896

Provision (benefit) for income taxes                     505,462         110,973         960,800
                                                    ------------    ------------    ------------

    Net income (loss)                               $     80,939    $ (1,465,653)   $  1,255,096
                                                    ============    ============    ============

Pro forma income data:
    Net income (loss) as reported                   $     80,939    $ (1,465,653)   $  1,255,096
    Pro forma income tax expense (benefit)              (295,937)       (599,976)       (151,200)
                                                    ------------    ------------    ------------
    Pro forma net income (loss)                     $    376,876    $   (865,677)   $  1,406,296
                                                    ============    ============    ============
    Pro forma net income (loss)
       per common share                             $        .19    $       (.45)   $        .72
                                                    ============    ============    ============





The accompanying notes are an integral part of the consolidated financial statements.



                                                        RVM INDUSTRIES, INC.

                                     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                         for the years ended March 31, 1997, 1996 and 1995

                                                                                                           Un-
                                                                Common                     Retained    recognized
                                                      Common    Stock      Additional      Earnings     Pension
                                                      Shares    Amount      Capital       (Deficit)     Liability         Total
                                                  -----------  --------  ------------    ----------- -------------  -------------

Balance at March 31, 1994                           7,769,392   $77,694    $3,057,547    $(1,845,346)    $(286,651)    $1,003,244
   Net income                                                                              1,255,096                    1,255,096
   Contributed capital                                                        813,200                                     813,200
   Change in unrecognized pension liability                                                                 92,498         92,498
   Reclassification of undistributed net loss
       of S-corporations                                                     (491,008)       491,008                            0
                                                  -----------  --------  ------------    ----------- -------------  -------------

Balance at March 31, 1995                           7,769,392    77,694     3,379,739        (99,242)     (194,153)     3,164,038
   Net loss                                                                               (1,465,653)                  (1,465,653)
   Contributed capital                                                      4,119,824                                   4,119,824
   Change in unrecognized pension liability                                                                (21,509)       (21,509)
   Reclassification of undistributed net loss
       of S-corporations                                                   (1,745,353)     1,745,353                            0
   One-for-four reverse stock split                (5,825,867)  (58,259)       58,259                                           0
                                                   ----------  --------  --------------------------- -------------  -------------

Balance at March 31, 1996                           1,943,525    19,435     5,812,469        180,458     (215,662)      5,796,700
   Net income                                                                                 80,939                       80,939
   Change in unrecognized pension liability                                                                215,662        215,662
   Reclassification of undistributed net loss
       of S-corporations                                                     (811,139)       811,139                            0
   Treasury stock purchased and retired                (9,270)      (92)      (16,310)      (20,674)                     (37,076)
                                                  -----------  --------  ------------   -----------  -------------   -----------


Balance at March 31, 1997                           1,934,255   $19,343    $4,985,020     $1,051,862  $          0     $6,056,225
                                                   ==========   =======    ==========     ==========  ============     ==========









The accompanying notes are an integral part of the consolidated financial statements.




                                                      RVM INDUSTRIES, INC.
                                              CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended March 31,                                               1997           1996           1995
-----------------------------                                            ----------     -----------     --------
Cash flows from operating activities:
   Net income (loss) .................................................   $    80,939    $(1,465,653)   $ 1,255,096
   Adjustments to reconcile net income (loss) to net cash provided from (used for) operating activities:
      Depreciation and amortization ..................................     1,376,096      1,212,212        934,880
      Deferred income taxes ..........................................       (28,340)        89,540         74,500
      Increase (decrease) in accrued product warranty ................        55,000         60,000        175,000
      Increase (decrease) in allowance for doubtful accounts .........         9,000          6,000       (123,100)
      Loss (gain) on disposition of property, plant and equipment ....        54,094        149,606          3,540
      Impairment of long-lived assets ................................       371,768              0              0
   Increase (decrease) in cash from changes in:
      Receivables - trade ............................................       413,488      1,209,221     (2,210,906)
      Receivable - related party .....................................       (96,111)         5,934        (21,044)
      Inventories ....................................................       645,715       (495,509)    (4,746,130)
      Other current assets ...........................................        38,675        151,533       (138,780)
      Other assets ...................................................         7,128        (15,352)        13,414
      Accounts payable - trade .......................................    (1,017,325)       839,924      4,566,712
      Accounts payable - related parties .............................       289,170     (1,482,897)       460,323
      Refundable and accrued income taxes ............................       125,538       (839,809)       737,407
      Accrued expenses and other current liabilities .................       189,190         48,162        193,289
      Other long-term liabilities ....................................      (275,293)       (45,699)      (170,190)
      Unrecognized pension liability .................................       215,662        (21,509)        92,498
                                                                         -----------    -----------    -----------


      Net cash provided from (used for) operating activities .........     2,454,394       (594,296)     1,096,509
                                                                         -----------    -----------    -----------

Cash flows from investing activities:
   Capital expenditures ..............................................    (3,820,601)    (8,444,054)    (4,968,664)
   Grants (expended) received for capital expenditures ...............      (375,000)       375,000              0
   Proceeds from disposal of property, plant and equipment ...........       304,731          1,000              0
   Investment of proceeds and income from long-term debt with trustees      (166,957)    (4,759,043)    (4,971,845)
   Sale of investments and release of funds held by trustees .........     1,928,062      3,725,096      1,482,445
                                                                         -----------    -----------    -----------
      Net cash provided from (used for) investing activities .........    (2,129,765)    (9,102,001)    (8,458,064)
                                                                         -----------    -----------    -----------

Cash flows from financing activities:
   Payments on long-term debt ........................................    (1,585,217)      (565,342)      (200,331)
   Proceeds from (payments on) notes payable - bank, net .............    (1,354,925)     3,641,539      3,593,676
   Proceeds from notes and accounts payable to related parties .......     2,900,000              0              0
   Payments on notes and accounts payable to related parties .........      (250,000)       (19,000)    (1,953,791)
   Proceeds from long-term debt, net of issuance costs ...............             0      4,479,491      4,911,103
   Purchase of treasury stock ........................................       (37,076)             0              0
   Contributed capital ...............................................             0      2,217,047        813,200
                                                                         -----------    -----------    -----------
      Net cash provided from (used for) financing activities .........      (327,218)     9,753,735      7,163,857
                                                                         -----------    -----------    -----------

Net increase (decrease) in cash and cash equivalents .................        (2,589)        57,438       (197,698)
Cash and cash equivalents at beginning of year .......................       471,161        413,723        611,421
                                                                         -----------    -----------    -----------
Cash and cash equivalents at end of year .............................   $   468,572    $   471,161    $   413,723
                                                                         ===========    ===========    ===========





The accompanying notes are an integral part of the consolidated financial statements.

                              RVM INDUSTRIES, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                   ----------

1.     Description of Business and Summary of Significant Accounting Policies:
       -----------------------------------------------------------------------

          Reorganization:
          ---------------

          On March 31, 1997, Ravens Metal Products, Inc. changed its name to Ravens, Inc. ("Ravens") and effected a reorganization with RVM Industries, Inc. ("RVM") pursuant to Section 251(g) of the Delaware General Corporation Law. Each holder of the common stock of Ravens became the holder of an equal number of shares of RVM, a newly created holding company. The holders of RVM common stock have substantially the same rights that they had as holders of the common stock of Ravens. RVM filed Form 8-B on March 31, 1997 to register the common stock shares of RVM with the Securities and Exchange Commission. RVM is now a publicly held holding company, and Ravens is a private company wholly owned by RVM.

          Acquisitions and Basis of Presentation:
          ---------------------------------------

          On March 31, 1997, RVM purchased all of the common stock of Albex Aluminum, Inc. ("Albex") and Signs and Blanks, Inc. ("SABI") which were S-corporations. See Note 2. This is a business combination by entities under the common control of Jacob Pollock ("Pollock"). The financial statements of prior years have been restated to reflect the combination on an "as if pooling of interests" basis. The undistributed net loss of the S-corporations was reclassified from accumulated deficit to additional capital. All significant intercompany accounts and transactions have been eliminated. References to "the Company" refer to RVM and its subsidiaries: Ravens, Albex and SABI.

          Description of Business:
          ------------------------

          Ravens designs, manufactures, and sells aluminum truck trailers and bodies, including dump trailers, dump bodies and flatbed trailers used in the highway transportation industry throughout the U.S. and Canada. These principal products are sold direct and through a nationwide network of dealerships. Ravens currently has operating facilities in North Carolina, Ohio, and West Virginia. Ravens also sells a wide variety of after-market parts for trucks and trailers, including parts for its own trailers.

          Albex manufactures and sells custom and standard aluminum extruded products to manufacturers, fabricators, and distributors in the transportation, building and construction, consumer durables, and other markets located mainly in the midwestern portion of the U.S. Albex operates a production facility located in Canton, Ohio.

          SABI manufactures and sells aluminum blank and finished traffic control signs to fabricators, distributors, and governmental agencies located throughout the U.S. and Canada. Its production facility is in Akron, Ohio.

                                   ----------

1.        Description of Business and Summary of Significant Accounting
          -------------------------------------------------------------
          Policies, Continued:
          ---------

          Fiscal Year:
          ------------

          The fiscal year of RVM and Ravens ends on March 31. References to 1997, 1996, etc. are for the years ended March 31, 1997, 1996, etc., respectively. Albex's and SABI's fiscal year ends on December 31. Their financial statements for the years ended December 31 were included in these consolidated statements because undue expense and effort would have been required to prepare audited financial statements through March 31. Significant intervening transactions and events between January 1 and March 31 have been included in the financial statements or disclosed in the notes to the financial statements. Albex incurred a net loss of approximately $275,000 (unaudited) in the quarter ended March 31, 1997. This loss has not been included in the Consolidated Statements of Operations.

          Use of Estimates:
          -----------------

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

          Cash Equivalents:
          -----------------

          The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

          Inventories:
          ------------

          Inventories are carried at the lower of cost or market. The cost of approximately 60% and 69% of the inventories in 1997 and 1996, respectively, was determined under the last-in, first-out (LIFO) method with the cost of the remainder of the inventories determined under the first-in, first-out (FIFO) method.

          Property, Plant and Equipment:
          ------------------------------

          Property, plant and equipment is stated at cost. Grants received from state and local governmental units are deducted in arriving at the carrying amount of the respective assets. Major additions and betterments are capitalized while maintenance and repairs which do not improve or extend the lives of the respective assets are expensed currently. When property, plant and equipment is retired or otherwise disposed of, the cost of the property, plant and equipment is removed from the asset account, accumulated depreciation is charged with an amount equivalent to the depreciation provided, and the difference is charged or credited to income.

                                   ----------

1.     Description of Business and Summary of Significant Accounting Policies,
       -----------------------------------------------------------------------
       Continued:

          Property, Plant and Equipment, Continued:
          -----------------------------

          Depreciation and amortization of property, plant and equipment, including assets under capital lease obligations, are computed using the straight-line method based on the estimated useful lives of the assets. Accelerated depreciation methods are used for tax purposes. The estimated useful lives of the assets for financial statement purposes are as follows:

                    Buildings and improvements                31.5 to 40 years
                    Machinery and equipment                      3 to 20 years
                    Office equipment                             5 to 10 years
                    Vehicles                                      3 to 5 years

          Debt Discount and Expense:
          -------------------------

          Debt discount and expense are amortized on a straight-line basis, which does not differ materially from the interest method, by charges to expense over periods from date of issue to date of maturity.

          Product Warranty Costs:
          ----------------------

          Anticipated costs related to product warranty are expensed when the products are sold.

          Revenue Recognition:
          -------------------

          Sales and related cost of sales for trailers are recorded when the trailers are available for pick-up or delivery as ordered. Sales and related cost of sales for goods and services other than trailers are recorded when goods are shipped and services are rendered to customers.

          Advertising Costs:
          ------------------

          Costs incurred for producing and communicating advertising are expensed when incurred.

                                   ----------

1.        Description of Business and Summary of Significant Accounting
          -------------------------------------------------------------
          Policies, Continued:
          --------

          Income Taxes:
          ------------

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

          Reclassifications:
          -----------------

          Certain amounts in previously issued financial statements were reclassified to conform to the 1997 presentation.

2.     Acquisitions:
       ------------

       On March 31, 1997, RVM purchased all the issued and outstanding shares of capital stock of Albex and SABI from Jacob Pollock, the owner of all of the shares of Albex and SABI and an officer, director, and the largest shareholder (holding 87.16% of the outstanding common stock) of RVM.

       The purchase price of the Albex and SABI shares will be that dollar amount equal to seven times the average earnings of Albex and SABI, computed for each company, before interest and taxes (plus depreciation and amortization and less capital expenditures) for the fiscal years ending March 31, 1999 and March 31, 2000, less all interest bearing debt, all determined in accordance with generally accepted accounting principles (the "Albex and SABI Purchase Prices").

       Neither the Albex Purchase Price nor the SABI Purchase Price can be determined until the respective earnings of Albex and SABI for the fiscal year ending March 31, 2000 are known. Payment of the respective Purchase Prices will be recorded as dividends to Pollock at that time.

       The Albex and SABI Purchase Prices each will be paid over a five-year term, with interest thereon, at the rate of eight percent (8%) per annum, accruing from and after July 1, 2000. In each case a payment of principal only will be due on July 1, 2000, and a payment of principal and interest will be due on August 1, 2000 and on the first day of each month thereafter, until both the Albex Purchase Price (and all interest thereon) and the SABI Purchase Price (and all interest thereon) have been paid in full.

                                   ----------

3.     Inventories:
       -----------

       March 31                                                        1997                        1996
                                                                   ------------                 --------
          Raw materials                                              $5,314,901                $5,020,045
          Work in process                                               430,650                   648,286
          Finished goods                                              2,931,609                 3,654,544
                                                                     ----------                ----------

                                                                     $8,677,160                $9,322,875
                                                                     ==========                ==========


       The reserve to reduce the carrying value of inventories from current cost to the LIFO basis amounted to approximately $1,955,000 and $2,051,000 at March 31, 1997 and 1996, respectively.

4.     Property, Plant and Equipment:
       -----------------------------

       March 31                                                        1997                       1996
                                                                   ------------                 --------

          Buildings and improvements                                $ 6,716,255               $ 5,913,511
          Machinery and equipment                                    11,117,062                 7,545,376
          Office equipment                                              994,512                   895,901
          Vehicles                                                      434,317                   421,119
          Construction in progress                                    5,395,659                 6,514,482
                                                                   ------------              ------------
                                                                     24,657,805                21,290,389
          Less accumulated depreciation
              and amortization                                        6,022,428                 4,977,390
                                                                   ------------              ------------

                                                                     18,635,377                16,312,999
          Land                                                          385,912                   385,912
                                                                  -------------             -------------
                                                                    $19,021,289               $16,698,911
                                                                    ===========               ===========


       Approximately $2,664,000 and $5,991,000 of capital expenditures were incurred in 1997 and 1996, respectively, for a new production facility and casting house in Canton, Ohio. These capital expenditures include capitalized interest of $10,440 and $178,137 in 1997 and 1996, respectively.

       In addition, during 1996, Albex received a grant from the State of Ohio aggregating $375,000 which was deducted from the cost of purchased machinery and equipment. This grant was required to be used for the purchase of machinery and equipment to be used at the Canton, Ohio facility. The terms of the grant also require Albex to employ a specified number of employees at this facility.

                                   ----------

4.     Property, Plant and Equipment, Continued:
       -----------------------------

       Approximately $233,000, $1,375,000 and $3,394,000 of capital expenditures were incurred in 1997, 1996 and 1995, respectively, for a new production facility in Kent, Ohio. These capital expenditures include capitalized interest expense net of capitalized interest income of $58,951 and $64,238 in 1996 and 1995, respectively.

       Rent expense was approximately $238,000, $205,000 and $152,000 in 1997, 1996 and 1995, respectively.




                    NOTES TO FINANCIAL STATEMENTS, Continued

                                   ----------

5.     Notes Payable and Long-term Debt:
       --------------------------------

       March 31                                                                 1997                       1996
                                                                            ------------                 --------

       City of Kent, Ohio (a)                                                 $4,450,000                $4,900,000

       Line of credit - Ravens (b)                                             6,358,179                 6,707,986

       Line of credit - Albex (c)                                              2,426,937                 2,885,279

       Line of credit - SABI (d)                                               1,154,944                 1,701,719

       Department of Development of
          the State of Ohio (e)                                                2,311,105                 2,500,000

       State of Ohio Economic Development
          Revenue Bonds (f)                                                    1,840,000                 2,115,000

       Albex and SABI Purchase Prices (g)

       Notes payable to related parties (h)                                    4,031,000                 1,381,000

       7% subordinated debentures, payable in 2004,
          net of unamortized discount of $55,252
          and $62,730                                                            430,248                   424,270

       Other debt                                                                428,998                 1,098,999
                                                                            ------------              ------------

                                                                              23,431,411                23,714,253

       Less current portion                                                    5,218,413                 6,307,853
                                                                            ------------              ------------

                                                                             $18,212,998               $17,406,400
                                                                             ===========               ===========

                                   ----------

5.     Notes Payable and Long-term Debt, Continued:
       --------------------------------

       (a) City of Kent, Ohio Variable Rate Demand Industrial Development Revenue Bonds due in annual principal payments of $450,000 in 1998 through 2001, $500,000 in 2002 through 2005, $150,000 in 2006 through 2008, and $100,000 in 2009 and 2010. Interest is payable monthly and the rate varies weekly (3.80% and 3.70% at March 31, 1997 and 1996, respectively). Payment to bondholders is guaranteed by a letter of credit in an amount equal to outstanding principal plus specified interest ($4,537,781 at March 31, 1997) expiring December 15, 1998 issued by First National Bank of Ohio at a rate of 1% per annum and collateralized by all equipment owned by Ravens and by the real estate at the Kent facility and cross-collateralized with the lines of credit described below. Proceeds from the loan agreement are held by a trustee and released to Ravens for approved capital expenditures at the Kent facility. $2,740,558 and $2,711,104 held by the trustee at March 31, 1997 and 1996, respectively, was invested in short-term commercial paper and a money market fund.

       (b) Line of credit for $8,000,000 is with First National Bank of Ohio ("FNBO") and expires on August 31, 1998. Interest is payable monthly at FNBO's prime rate (8.50% and 8.25% at March 31, 1997 and 1996, respectively) minus 0.5%.

       (c) Line of credit for $4,500,000 is with FNBO and expires on August 29, 1997. Interest is payable monthly at FNBO's prime rate (8.50% and 8.25% at March 31, 1997 and 1996, respectively) plus 0.5%.

       (d) Line of credit for $2,500,000 is with FNBO and expires on January 31, 1998. Interest is payable monthly at FNBO's prime rate (8.50% and 8.25% at March 31, 1997 and 1996, respectively).

   (b,c,d) Borrowings on the lines of credit are based on eligible trade receivables and inventories. The lines of credit are collateralized by cash, accounts receivable, inventories, equipment and intangibles as well as the real estate at the Kent facility and are cross-collateralized with the letter of credit agreement described above. There are covenants relating to the payment of dividends, acquiring treasury stock, the creation of additional indebtedness, minimum tangible net worth, and cash flow coverage. The Company could have borrowed approximately $1,645,000 more than the amount owed at March 31, 1997.

       (e) Chapter 166 direct loan payable to the Department of Development of the State of Ohio, due in monthly installments of $33,033 including interest at 3.0%, plus a monthly service fee of .02%. The loan matures December 2002 and is collateralized by substantially all machinery and equipment of Albex and the personal guarantee of Jacob Pollock. Principal payments were deferred for the period August 1996 to February 1997. Payments have been adjusted for the period March 1997 to February 1998 in order to maintain the original maturity date.

                                   ----------

5.     Notes Payable and Long-term debt, Continued:
       --------------------------------

       (f) State of Ohio Economic Development Revenue Bonds. Interest of 5.6% is payable semiannually on June 1 and December 1 of each year, plus a monthly service fee of .02%. The bonds are subject to a mandatory semiannual redemption schedule which requires monthly escrow payments of principal amounting to $22,500. The bonds mature June 1, 2002 and are collateralized by substantially all machinery and equipment of Albex and the personal guarantee of Pollock.

       (g)    See Note 2.

       (h) Albex is the obligor on a note payable to Pollock in the principal amount of $2,900,000 ("Albex Note"), and SABI is the obligor on a note payable to J. Pollock & Company, wholly owned by Pollock, in the principal amount of $1,131,000 ("SABI Note"). Albex will repay the Albex Note, and SABI will repay the SABI Note over a five-year term, with interest thereon, at the rate of seven percent (7%) per annum, accruing from and after April 1, 1997. A payment of interest only on the Albex Note and on the SABI Note will be due on May 1, 1997 and on the first day of each month thereafter through December 1, 1997; a payment of principal in the amount of $48,333 and interest on the Albex Note and in the amount of $18,850 and interest on the SABI Note will be due on January 1, 1998 and on the first day of each month thereafter, until the principal amount (and all interest thereon) of each Note has been paid in full; provided, however, that no payment of principal on either Note will be due during the period that RVM is making payments with respect to the Albex and SABI Purchase Prices. However, interest will continue to accrue and be paid during any period in which no principal payments are being made with respect to the Notes. $1,381,000 was owed to J. Pollock & Company at March 31, 1996.

              Payments with respect to the Albex and SABI Purchase Prices, the Albex Note and the SABI Note are subordinated to the repayment of substantially all other notes payable and long-term debt.

       Maturities for the long-term debt are: 1998, $5,218,413; 1999, $8,228,219; 2000, $2,016,884; 2001, $1,993,888; 2002, $2,059,077; and
       thereafter, $3,914,930.

                                   ----------

6.     Commitments and Contingent Liabilities:
       --------------------------------------

       Various claims, lawsuits, and complaints arising in the ordinary course of business have been filed or are pending against the Company or may arise in the future involving allegations of negligence, product defects, breach of warranty, and breach of contract, among other allegations. Some of the foregoing matters involve or may involve compensatory or punitive damages in very large amounts. Litigation is subject to many uncertainties, the outcome of individual litigated matters is not predictable with assurance, and it is possible that some of the foregoing matters could be decided unfavorably to the Company. It is the opinion of management of RVM that all such matters are adequately accrued for or are adequately covered by insurance or, if not so covered, are without merit or are of such kind, or involve such amounts, as would not have a significant effect on the financial position and results of operations and cash flows of the Company if disposed of unfavorably.

       At March 31, 1997 and 1996, Ravens was contingently liable as guarantor on certain sales contracts of customers in the amount of approximately $454,000 and $515,000, respectively, which are collateralized by the units sold. No reserve for losses has been provided because Ravens has incurred an insignificant amount of losses related to guaranteed sales contracts which generally have maturities less than five years. Ravens guarantees 10-20% of the outstanding balance owed to the finance company by the customers. Ravens recognizes revenue at the time the trailers are sold.

       The Company and certain other persons and business entities affiliated with the Company have jointly and severally guaranteed approximately $1,840,000 of State of Ohio Economic Development Revenue Bonds and approximately $2,311,000 of State of Ohio "Section 166 Project Funds" borrowed by Albex.

7.     Income Taxes:
       ------------

       The provision (benefit) for income taxes consists of the following:

                                                                1997              1996             1995
                                                              --------          --------         ------
          Current:
              Federal                                         $499,639          $ 14,064         $854,000
              State                                             34,163             7,369           32,300
                                                             ---------         ---------        ---------
                                                               533,802            21,433          886,300

          Deferred                                             (28,340)           89,540           74,500
                                                             ---------         ---------        ---------

                                                              $505,462          $110,973         $960,800
                                                              ========          ========         ========

                                   ----------

       ------------

       The sources of temporary differences which make up the deferred tax balances are as follows:

                                                                                  1997             1996
                                                                                --------         ------

          Depreciation and amortization                                        $(345,444)       $(336,130)
          Warranty                                                               215,028          184,426
          Vacation                                                                57,057           49,427
          Pension                                                                (11,437)          29,163
          Deferred interest and amortization of
              discount on debentures                                              71,494           65,623
          Allowance for doubtful accounts                                         29,865           32,322
          Inventory                                                               23,964           16,466
          Federal and state tax loss carryforwards                                86,011           91,262
          Non-deductible accruals                                                 59,730                0
          Other                                                                     (268)          25,101
                                                                               ---------        ---------

                                                                               $ 186,000        $ 157,660
                                                                               =========        =========


       A reconciliation of the federal statutory income tax rate to the effective rate follows:

                                                                   1997                  1996                   1995
                                                                   ----                  ----                   ----

                                                             Amount    Percent     Amount     Percent     Amount    Percent
                                                             ------    -------     ------     -------     ------    -------

       Statutory amount and rate                           $486,190      34.0%   $103,874       34.0%   $939,091      34.0%
       Effect of:
          State taxes (net of utilization of
              tax loss carryforwards)                        19,714      1.4        7,369       2.4       32,300      1.2
          Non-deductible expenses                             5,917      0.4        5,606       1.8        5,121      0.2
          Other                                              (6,359)    (0.5)      (5,876)     (1.9)     (15,712)    (0.6)
                                                           --------     -----    --------      -----    --------     -----

                                                           $505,462      35.3%   $110,973       36.3%   $960,800      34.8%
                                                           ========      =====   ========       =====   ========      =====


       The cumulative tax operating loss carryforward as of March 31, 1997 is approximately $3,399,000. On May 3, 1991, there was a change in controlling interest of the Company. Pursuant to the Internal Revenue Code ("IRC"), this transaction significantly limits the ability of the Company to utilize the remaining cumulative tax operating loss carryforward of approximately $3,399,000 which existed at the time of the ownership change. Management believes that the Company will, at a minimum, be able to utilize annually tax operating loss carryforwards of approximately $24,000 until expiration of these losses which would result in the utilization of $216,000 of loss carryforwards subsequent to March 31, 1997. The loss carryforwards expire in years through 2007.

                                   ----------

7.     Income Taxes, Continued:
       -------------

       In accordance with code section 368 of the IRC, for tax purposes, the reorganization of RVM and Ravens represents a tax free exchange.

       Albex and SABI (See Note 2) have calendar year ends, were operated as S-corporations, and, as such, were not liable for federal or state income taxes. Effective April 1, 1997, both Albex and SABI will no longer be treated as S-corporations and will be subject to all corporate federal, state and local income taxes. Accordingly, for informational purposes, the consolidated statements of operations include unaudited pro forma adjustments for income taxes which would have been recorded if Albex and SABI had been taxed as C-corporations, based on the tax laws in effect during those periods.

       Unaudited pro forma income tax expense (benefit) for each of the periods presented is as follows:

                                                                                              Unaudited
                                                                       -----------------------------------------------
                                                                          1997              1996               1995
                                                                       ----------         --------           ------
          Deferred provision (benefit):

              Federal                                                   $(250,036)       $(586,174)         $(135,582)
              State                                                       (45,901)         (13,802)           (15,618)
                                                                       -----------      -----------        -----------

              Total                                                     $(295,937)       $(599,976)         $(151,200)
                                                                        ==========       ==========         ==========

       The differences between unaudited pro forma income taxes at the federal statutory income tax rate and unaudited pro forma income taxes are as follows:

                                                                                          Unaudited
                                                          ------------------------------------------------------------------
                                                                   1997                  1996                   1995
                                                                   ----                  ----                   ----

                                                            Amount    Percent     Amount     Percent     Amount    Percent
                                                            ------    -------     ------     -------     ------    -------
       Statutory amount and rate                          $(275,787)   (34.0)%  $(593,420)    (34.0)%  $(142,224)   (34.0)%
       Effect of:
          State taxes (net of utilization of
              tax loss carryforwards)                       (22,415)    (2.7)      (9,167)     (0.5)     (10,337)    (2.4)
          Other                                               2,265      0.3        2,611       0.1        1,361      0.3
                                                          ----------   -------  ----------    -------  ----------   -------

                                                          $(295,937)   (36.4)%  $(599,976)    (34.4)%  $(151,200)   (36.1)%
                                                          ==========   =======  ==========    =======  ==========   =======

                                   ----------

8.     Retirement Plans:
       ----------------

       Ravens has defined benefit pension plans covering hourly employees at its service facility in Dover, Ohio and former hourly employees at the former Elizabeth, West Virginia facility. The plans provide benefits of specified amounts for each year of service. The funding policy is based on an actuarially determined cost method allowable under statutory regulations.

       Net pension cost for the years ended March 31, 1997, 1996 and 1995 is comprised of, based on plan assets and obligations as of January 1, 1996, 1995 and 1994, respectively, the following components:


                                                                                   1997             1996              1995
                                                                                  ------           ------            -----

       Service costs - benefits earned during the year                         $  16,859        $  12,837         $  14,286
       Interest cost                                                             126,110          120,887           117,246
       Actual return on assets                                                  (167,314)        (287,563)          (33,042)
       Net amortization and deferral                                              63,649          208,208           (40,528)
                                                                               ---------         --------          --------
       Net pension cost                                                         $ 39,304         $ 54,369          $ 57,962
                                                                                ========         ========          ========


                                   ----------

8.     Retirement Plans, Continued:
       -----------------

       The funded status of the plans as of January 1, 1997 and 1996 is reconciled to accrued pension cost on the balance sheet at March 31, 1997 and 1996 as follows:


                                                                                1997                      1996
                                                                            ------------              --------
          Accumulated benefit obligation, including
              vested benefits of $ 494,952 and
              $1,745,869                                                     $   528,091                $1,778,148

          Effect of future salary increases                                            0                         0
                                                                             -----------                ----------

          Projected benefit obligation                                           528,091                 1,778,148

          Plan assets at fair value, primarily
              U.S. government obligations, fixed
              income investments and equity
              securities                                                         562,128                 1,416,992
                                                                             -----------                ----------

          Plan assets in excess of projected
              benefit obligation                                                 (34,037)
          Projected benefit obligation in excess
              of plan assets                                                                               361,156
          Unrecognized prior service cost                                         (1,882)                   (2,509)
          Unamortized transition liability                                       ( 9,704)                  (17,345)
          Unrecognized net gain (loss)                                            21,319                  (215,662)
          Unrecognized additional minimum
              liability (A)                                                            0                   235,516
                                                                              ----------                ----------

                  (Prepaid) accrued pension cost                              $ (24,304)                $  361,156
                                                                              ==========                ==========


       (A) The unrecognized additional minimum liability included in accrued pension cost was offset by an intangible asset of $19,854 and by a reduction in shareholders' equity of $215,662 at March 31, 1996.

                                   ----------

8.     Retirement Plans, Continued:
       ----------------

       Significant assumptions used in determining net pension cost and related pension obligations as of January 1, 1997, 1996 and 1995 are:

          Dover plan:                                                              1997             1996              1995
                                                                                  ------           ------            -----
              Discount rate                                                        7.75%            7.25%             8.25%
              Expected long-term rate of return on assets                          8.00%            8.00%             8.00%

          Elizabeth plan:
              Discount rate                                                        7.25%            7.25%             8.25%
              Expected long-term rate of return on assets                          8.00%            8.00%             8.00%

       Effective July 1, 1996, Ravens terminated the defined benefit pension plan covering the former hourly employees at the former Elizabeth, West Virginia facility. Ravens contributed approximately $460,000 to the plan and recorded a settlement loss of $390,015 for the termination of the plan.

       SABI participates in the GMP and Employers Pension Fund, a multi-employer defined benefit pension plan, that covers all of its hourly bargaining unit employees. Pension expense under this plan amounted to $19,020, $25,162 and $20,561 in 1997, 1996 and 1995, respectively.

       RVM has defined contribution plans covering salaried and non-union hourly employees of the Company. The purpose of the plans are to provide financial security during retirement by providing employees with an incentive to make regular savings. Contributions of participating employees are matched on the basis of the percentages specified in the respective plans. The cost of such employer contributions approximated $28,110, $45,436 and $53,726 for 1997, 1996 and 1995, respectively.

9.     Employee Stock Ownership Plan:
       -----------------------------

       Ravens terminated its noncontributory Employee Stock Ownership Plan covering all salaried employees on December 31, 1993. In 1997, 9,270 shares of common stock were purchased by Ravens from participants and retired in exchange for $37,076.

                                   ----------

10.    Series Preferred Stock:
       ----------------------

       RVM is authorized to issue 300,000 shares of series preferred stock, $.01 par value, none of which was issued as of March 31, 1997. The features of the preferred stock may vary, among other things, as to the rate of dividend, conversion privilege and liquidation rights, based upon the resolution of the Board of Directors at the time of issuance.

11.    Earnings (Loss) Per Common Share and Reverse Stock Split:
       --------------------------------------------------------

       Earnings per common share are based on net income divided by the weighted average number of common and common stock equivalent shares outstanding. Loss per common share is based on net loss divided by the weighted average number of common shares outstanding. Weighted average number of common shares outstanding was 1,938,140 in 1997 and 1,943,525 in 1996 and 1995, adjusted for a one-for-four reverse stock split effected on December 26, 1995. All per share amounts and number of shares have been restated to reflect the reverse stock split. RVM is required to implement Statement of Financial Accounting Standards No. 128, "Earnings per Share", in the third quarter of 1998. RVM expects that the implementation of this pronouncement will not have a material impact on its calculation of earnings per share.

12.    Related Party Transactions:
       --------------------------

       J. Pollock & Company, wholly owned by Jacob Pollock, a Director and majority shareholder of RVM, purchases materials and provides or contracts for certain administrative services for the Company and charges the Company at its cost. Such transactions totalled $348,417, $236,357 and $7,140,191 in 1997, 1996 and 1995, respectively. J. Pollock & Company provides management services to the Company. The Company paid $428,000, $314,000 and $250,000 in 1997, 1996 and 1995, respectively, for these services. $37,721 and $54,887 was owed at March 31, 1997 and 1996.

       The Company leases office and manufacturing space from a corporation in which Richard Pollock and Bruce Pollock are shareholders. The leases are for five years expiring December 31, 1999 at a monthly base rent of $8,000 with annual increases determined by the change in the Consumer Price Index, plus the Company's share of utilities, real estate taxes, insurance, and property maintenance. The Company paid approximately $114,000, $113,000 and $111,000 in 1997, 1996 and 1995, respectively.
       Richard Pollock and Bruce Pollock are sons of Jacob Pollock.

       Nicholas T. George, a Director of RVM, is a member of the law firm of Nicholas T. George & Associates which is counsel to Jacob Pollock, J. Pollock & Company, and the Company. The Company incurred legal fees approximating $19,500, $32,300 and $32,100 to Nicholas T. George & Associates in 1997, 1996 and 1995, respectively.

                                   ----------

12.    Related Party Transactions, Continued:
       ---------------------------

       The Company purchased aluminum materials from The Aluminum Warehouse, Inc., of which Richard Pollock is a principal shareholder, totalling $54,593, $103,083 and $104,534 in 1997, 1996 and 1995, respectively.
       $9,793 and $38,287 was owed at March 31, 1997 and 1996.

       The Company hired temporary personnel from Flex-Team, Inc., of which Jacob Pollock is a principal shareholder, totalling $245,233, $832,628 and $203,094 in 1997, 1996 and 1995, respectively.

       See Notes 2 and 5 regarding acquisitions from and notes payable to related parties.

13.    Stock Options:
       -------------

       RVM's 1993 Stock Option Plan provides for the granting of options to acquire up to 50,000 shares of the Company's common stock. The Plan authorizes the granting of incentive stock options to employees of the Company and nonqualified stock options to employees, officers and directors, whether or not on the Company's payroll or otherwise paid for services. The Plan provides that the option price shall not be less than 100% of the current market price of the stock on the date of the grant, that the option is exercisable when granted, and that the term of the option shall be fixed at the date of the grant and shall not exceed ten years. The Plan terminates on July 7, 2003. The Company has selected the disclosure-only option of Statement of Financial Accounting Standards "SFAS" No. 123, "Accounting for stock-based Compensation". In accordance with SFAS No. 123, RVM accounts for its Stock Option Plan in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations.

                                                                                                                     Stock
                                                                                                                     Option
                                                                                           Shares                    Price
                                                                                 -------------------------          -------
                                                                                   1997             1996
          Outstanding at beginning of year                                        10,000           10,250            $4.00
              Granted                                                                  0                0             4.00
              Exercised                                                                0                0
              Canceled                                                             (   0)            (250)            4.00
                                                                                --------          -------

          Outstanding and exercisable at end of year                              10,000           10,000             4.00
                                                                                  ======           ======

       All outstanding options expire on April 7, 1999.

                                   ----------

14.    Advertising Costs:
       -----------------

       Advertising costs included in selling, general and administrative expense were $198,653, $292,758 and $176,760 in 1997, 1996 and 1995, respectively.

15.    Concentrations:
       --------------

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

16.    Fair Value of Financial Instruments:
       -----------------------------------

       The carrying amounts reported in the balance sheets for cash and cash equivalents, accounts receivable, funds held by trustee for capital expenditures, note payable, and accounts payable approximate their fair market values.

       The fair value of the Company's long-term debt was estimated using quoted market rates for similar debt or a discounted cash flow analysis based upon the Company's estimated incremental borrowing rates for similar types of debt. The fair value of the long-term debt at March 31, 1997 was estimated to approximate the carrying amount reported in the balance sheets.

                                   ----------

17.    Impairment of Long-Lived Assets:
       --------------------------------

       In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", the Company reviewed its assets associated with its production facilities and determined that various assets would no longer be used in the business. These assets consisted primarily of dies and various machinery and equipment. Additionally, Albex reduced the value of certain equipment to better reflect the estimate of future cash flows expected to result from the use of the respective equipment and recorded an impairment loss of $371,768 during 1997.

18.    Supplemental Cash Flow Information:
       -----------------------------------

       (A)    Cash payments for interest: 1997 - $1,097,542; 1996 - $796,936;
              and 1995 - $524,927.

       (B)    Cash payments for income taxes: 1997 - $408,264; 1996 - $861,242;
              and 1995 - $141,450.

       (C) Noncash investing and financing activities: In 1995, $300,000 of the purchase price of the real estate in Kent, Ohio was financed by a note payable to the sellers. In 1996, a note payable to Jacob Pollock amounting to $1,452,777 was converted to additional capital, and real estate was contributed to the Company by Jacob Pollock with $450,000 recorded as additional capital. In 1996, $200,000 was included in other current assets as the amount to be received for the sale of real estate.

                                   ----------

19.    Business Segments:
       ------------------

       Each of RVM's subsidiaries operates in one business segment. See Note 1 for a descrip- tion of the segments. Substantially all the assets are identifiable in segments. Intersegment sales generally are priced at prevailing market prices.

                                              Ravens         Albex          SABI         Eliminations     Consolidated
                                              ------         -----          ----         ------------     ------------

              1997
              ----
       Sales to customers                   $41,652,421    $8,693,952    $11,291,848                       $61,638,221
       Intersegment sales                             0     4,495,653          2,774       (4,498,427)               0
                                            -----------    ----------    -----------      ------------     -----------

          Net sales                         $41,652,421   $13,189,605    $11,294,622      $(4,498,427)     $61,638,221
                                            ===========   ===========    ===========      ============     ===========

       Income (loss) from operations        $ 2,369,057   $  (907,807)   $   513,038      $   (24,424)    $  1,949,864
       Depreciation and amortization            556,126       653,853        166,117                         1,376,096
       Capital expenditures                     372,325     3,391,541         56,735                         3,820,601
       Identifiable assets                   19,908,167    15,103,090      3,556,118                        38,567,375

              1996
              ----
       Sales to customers                   $40,238,755   $10,108,780    $11,446,335                       $61,793,870
       Intersegment sales                             0     4,324,623          9,102       (4,333,725)               0
                                            -----------    ----------    -----------      ------------     -----------

          Net sales                         $40,238,755   $14,433,403    $11,455,437      $(4,333,725)     $61,793,870
                                            ===========   ===========    ===========      ============     ===========

       Income (loss) from operations        $   807,419   $(1,085,599)   $   (81,489)     $    85,162      $  (274,507)
       Depreciation and amortization            519,290       529,118        163,804                         1,212,212
       Capital expenditures                   1,588,445     6,839,349         16,260                         8,444,054
       Identifiable assets                   21,830,801    12,959,743      4,421,165                        39,211,709

              1995
              ----
       Sales to customers                   $42,036,058   $ 8,341,645    $10,955,937                       $61,333,640
       Intersegment sales                             0     5,927,482        118,168       (6,045,650)               0
                                            -----------    ----------    -----------      ------------     -----------

          Net sales                         $42,036,058   $14,269,127    $11,074,105      $(6,045,650)     $61,333,640
                                            ===========   ===========    ===========      ============     ===========

       Income (loss) from operations        $ 2,955,391   $   (32,451)   $  (243,010)    $    (55,129)     $ 2,624,801
       Depreciation and amortization            390,813       368,864        175,203                           934,880
       Capital expenditures                   3,588,977     1,316,786         62,901                         4,968,664
       Identifiable assets                   19,259,513     6,900,996      5,375,251                        31,535,760



                              RVM INDUSTRIES, INC.

          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                for the years ended March 31, 1997, 1996 and 1995

       Column A                               Column B                  Column C                    Column D           Column E
       --------                               --------                  --------                    --------           --------
                                                                       Additions
                                                             ----------------------------
                                            Balance at       Charged to        Charged to
                                            Beginning        Cost and           Other                                 Balance at
       Description                          of Period         Expenses         Accounts           Deductions(A)      End of Period
       -----------                          ----------       ----------        ----------         -------------      -------------
Allowance for doubtful accounts

    Period ended:
       March 31, 1997                         $103,000         $154,630                 0              $145,630         $112,000

       March 31, 1996                           97,000          102,742                 0                96,742          103,000

       March 31, 1995                          220,100          103,849                 0               226,949           97,000







(A) Uncollectible accounts written off, subsequently collected or deemed collectible.

ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
             ---------------------------------------------------------------
             FINANCIAL DISCLOSURE
             --------------------

             There was no change in independent accountants between April 1, 1996 and the date of this filing.

                                    Part III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
             --------------------------------------------------

       The directors and executive officers of the Registrant are listed below:

Name                            Age            Since                                  Position (1)
----                            ---         -----------                           ----------------

Jacob Pollock                    72         May 3, 1991                           Chairman of the Board, Chief
                                            (term expires in 1999)                Executive Officer, and Treasurer

Nicholas T. George               52         May 3, 1991                           Secretary and Director
                                            (term expires in 1997)

David A. Simia                   55         May 3, 1991                           Assistant Treasurer, Assistant
                                            (term expires in 1997)                Secretary, and Director

Richard D. Pollock               41         May 3, 1991                           Director
                                            (term expires in 1998)

C. Stephen Clegg                 46         May 3, 1991                           Director
                                            (term expires in 1998)

Lowell P. Morgan                 62         July 1, 1991                          President

John J. Stitz                    41         July 22, 1991                         Chief Financial Officer and
                                                                                  Vice President


       (1) As described in Part I of this Form 10-K, the Registrant, prior to March 31, 1997, was Ravens Metal Products, Inc. ("Ravens"). Effective March 31, 1997, the Registrant is RVM Industries, Inc. ("RVM"). The Directors of Ravens became the Directors of RVM with the same terms. The officer positions are the same for RVM as Ravens except for the following changes effective on March 31, 1997 for RVM: Mr. Richard Pollock is the President of RVM, Mr. Morgan is not an officer, Mr. Simia is a Vice President, and Mr. Stitz is designated as the principal financial officer and principal accounting officer but does not have the title of Chief Financial Officer.

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

      Mr. George, an Attorney, has been President of the law firm of Nicholas
T. George & Associates since 1979. He is a Director of Summit Bank.

      Mr. Simia, a Certified Public Accountant, has served as Vice President Finance of J. Pollock & Company since September 1989 and as Vice President of Albex since May 1991. He was a partner with Kopperman & Wolf, CPAs from 1983-1989 and Touche Ross & Co., CPAs from 1976-1983.

      Mr. Richard Pollock has served as President of Albex since May 1991 and as a Vice President of J. Pollock & Company since February 1990. Prior to joining
J. Pollock & Company, he was employed as a Vice President and then President of Barmet Aluminum Corporation for more than five years. Richard Pollock is the son of Jacob Pollock.

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

Section 16(a) Beneficial Ownership Reporting Compliance
--------------------------------------------------------

      Based solely upon a review of copies of Forms 3, 4 and 5 furnished to RVM during or with respect to the fiscal year ended March 31, 1997, RVM is not aware of any person subject to Section 16 of the Securities Exchange Act of 1934 with respect to RVM that failed to file on a timely basis reports required by Section 16(a) during the most recent fiscal year or prior fiscal years.

ITEM 11.  EXECUTIVE COMPENSATION
          ----------------------

      Jacob Pollock, Chief Executive Officer, did not receive any cash or noncash compensation in 1997, 1996 or 1995. The Company paid $428,000, $314,000 and $250,000 in 1997, 1996 and 1995, respectively, to J. Pollock & Company for general management services.

      The following table discloses compensation in excess of $100,000 awarded to, earned by or paid to any executive officer during 1997 and 1996; no executive officer of the Company, other than Jacob Pollock, as described above, received compensation in excess of $100,000 during 1995:

      Name and Principal                                                         All Other
             Position                    Year      Salary            Bonus      Compensation (1)
      -----------------------            ----      ------            -----      ----------------

      Lowell P. Morgan                   1997     $82,975          $20,836        $1,038
         President, Ravens, Inc.         1996      82,300           21,945         1,042


(1)    Amount contributed to Mr. Morgan's account in the Company's 401(k) plan.

      In 1993, RVM adopted a Stock Option Plan which provides for the granting of options to acquire up to 50,000 shares of its common stock. The Plan authorizes the granting of incentive stock options to employees of the Company and nonqualified stock options to employees, officers and directors, whether or not on the Company's payroll or otherwise paid for services. The Plan provides that the option price shall not be less than 100% of the current market price of the stock on the date of the grant and that the term of the option shall be fixed at the date of the grant. The Plan terminates on July 7, 2003. Jacob Pollock and Richard Pollock are not eligible to participate in the Stock Option Plan.

      In 1995, Lowell P. Morgan and David A. Simia were each granted options to purchase 2,500 shares of common stock and C. Stephen Clegg and Nicholas T. George were each granted options to purchase 250 shares of common stock. The options have an exercise price of $4.00 per share and expire on April 7, 1999.

      Directors of RVM are paid $1,000 for Board of Directors meetings which they attend. Additional compensation is not paid for committee meetings.

Compensation Committee Interlocks and Insider Participation
-----------------------------------------------------------

      The Compensation Committee of RVM's Board of Directors consists of Jacob Pollock, Chief Executive Officer, and C. Stephen Clegg. Mr. Pollock is a Director and Mr. Clegg is Chairman of the Board of Directors of Mid-West Spring Manufacturing Company, Inc. and Diamond Home Services, Inc., public companies, and Globe Building Products, Inc., a nonpublic company. Mr. Pollock is a member of the Compensation and Benefits Committee of the Board of Directors of Mid-West Spring Manufacturing Company, Inc.

Report of Compensation Committee
--------------------------------

      The Company has not provided compensation for services performed by Jacob Pollock, except pursuant to the management services with J. Pollock & Company described above. Mr. Pollock hopes that the value of his shareholdings in RVM will increase. The Committee has not formulated policies for compensation to Mr. Pollock or other executive officers which relate compensation to corporate performance. The compensation of each executive officer is determined by negotiation between the executive officer and Mr. Pollock subject to the approval of the Committee and the Board of Directors.

                                                 By:  Jacob Pollock, Chairman
                                                        C. Stephen Clegg

Performance Graph
-----------------

      The following line graph shows a comparison of cumulative total returns, assuming reinvestment of dividends, for a hypothetical investment of $100 made on March 31, 1992 in the common stock of RVM, the NASDAQ Composite Index, and an index of peer companies ("peer group") selected by RVM. The peer group consists of the following companies: Dorsey Trailers, Inc., Featherlite Mfg., Inc., Fruehauf Trailer Corp., Miller Industries, Inc./TN, and Wabash National Corp.

      Companies in businesses related to Ravens were selected for the peer group because cumulative returns on RVM's common stock for the five years ended March 31, 1997 are based solely on the performance of Ravens and not on the restated RVM financial statements reflecting the acquisitions of Albex and SABI on March 31, 1997. RVM believes that the large return in 1997 is due to J.C. Bradford & Co. making a market in RVM's common stock beginning in May 1996. Prior to May 1996, RVM's common stock did not actively trade, but a market maker quoted bid prices and traded shares infrequently.


                                    RVM              NASDAQ
                                 Industries,         Composite            Peer
                                   Inc.               Index               Group
                                 -----------       ------------           -------
               3/31/92                100.00            100.00            100.00
               3/31/93                100.00            114.96             82.43
               3/31/94              1,000.00            124.09            103.87
               3/31/95              2,500.00            138.04            111.04
               3/31/96              1,875.00            187.42             76.18
               3/31/97             13,750.00            208.33             88.80

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
             --------------------------------------------------------------

      The only owner of record or holder, to the knowledge of RVM as of June 26, 1997, of more than 5% of RVM's Common Stock is set forth in the following table:

                                                              Amount and Nature
      Title of            Name and address of                 of Beneficial               Percent
      Class               Beneficial Owner                       Ownership               of Class
      --------           --------------------                 -------------              ---------
      Common              Jacob Pollock                            1,685,803(1)            87.16%
      Stock               861 E. Tallmadge Avenue
                          Akron, Ohio   44310

(1) Jacob Pollock has sole voting and investment power with respect to the listed shares.

      The following shows the ownership of RVM's Common Stock beneficially owned directly or indirectly by each director and nominee, and by all directors and officers of RVM as a group as of June 26, 1997:

                                                         Amount and Nature
      Title of            Name of                         of Beneficial                   Percent
      Class               Beneficial Owner                    Ownership                  of Class
      --------            ----------------                --------------                 ---------
      Common              Jacob Pollock                    1,685,803(2)                     87.16%
      Stock               Nicholas T. George                  30,000(3)                      1.55%
                          C. Stephen Clegg                        0                          0.00%
                          David A. Simia                         253(2)                      0.01%
                          Richard D. Pollock                  40,000(3)                      2.07%

                          All directors and
                          officers as a group
                          (7 persons).                     1,726,056                        89.24%

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

       J. Pollock & Company, wholly owned by Jacob Pollock, a Director and majority shareholder of RVM, purchases materials and provides or contracts for certain administrative services for the Company and charges the Company at its cost. Such transactions totalled $348,417 in 1997. J. Pollock & Company provides management services to the Company. The Company paid $428,000 in 1997 for these services. $37,721 was owed at March 31, 1997.

       The Company leases office and manufacturing space from a corporation in which Richard Pollock and Bruce Pollock are shareholders. The leases are for five years expiring December 31, 1999 at a monthly base rent of $8,000 with annual increases determined by the change in the Consumer Price Index, plus the Company's share of utilities, real estate taxes, insurance, and property maintenance. The Company paid approximately $114,000 in 1997. Richard Pollock and Bruce Pollock are sons of Jacob Pollock.

       The Company purchased aluminum materials from The Aluminum Warehouse, Inc., of which Richard Pollock is a principal shareholder, totalling $54,593 in 1997. $9,793 was owed at March 31, 1997.

       The Company hired temporary personnel from Flex-Team, Inc., of which Jacob Pollock is a principal shareholder, totalling $245,233 in 1997.

       See Notes 2 and 5 to the consolidated financial statements regarding acquisitions from and notes payable to related parties.


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
          -----------------------------------------------------------------
(a)   List of documents filed as part of this report:                                        Pages
                                                                                             -----
      (1)   Financial Statements:

            Report of Independent Accountants                                                  17

            Consolidated Balance Sheets, March 31, 1997 and 1996                             18 - 19

            Consolidated Statements of Operations for the years ended
               March 31, 1997, 1996 and 1995                                                   20

            Consolidated Statements of Changes in Shareholders' Equity
               for the years ended March 31, 1997, 1996 and 1995                               21

            Consolidated Statements of Cash Flows for the years ended
               March 31, 1997, 1996 and 1995                                                   22

            Notes to Consolidated Financial Statements                                       23 - 42

      (2)   Financial Statement Schedule:

            II -  Valuation and Qualifying Accounts and Reserves
                      for the years ended March 31, 1997, 1996 and 1995                    43

            All other schedules are omitted because they are not applicable or the required information is presented in the financial statements or the notes thereto.

      (3)   Exhibits required by Item 601 of Regulation S-K:

            Exhibit No.         Item
            ----------          ----

             2 (i) Agreement and Plan of Reorganization among Ravens Metal Products, Inc., RVM Industries, Inc. and Ravens, Inc. was filed as Exhibit 2 to Form 8-B filed March 31, 1997 and is incorporated herein by reference.

             2 (ii) Stock Purchase Agreement for common stock of Albex Aluminum, Inc. and Signs and Blanks, Inc. was filed as Exhibit 2.1 to Form 8-K filed on March 31, 1997 and is incorporated herein by reference.

             3              (i) Certificate of Incorporation of RVM was filed as
                            Exhibit 3.1 to Form 8-B filed March 31, 1997 and is incorporated herein by reference.

             3 (ii) RVM's By-laws were filed as Exhibit 3.2 to Form 8-B filed March 31, 1997 and are incorporated herein by reference.

            10 (i)          Management Agreement dated April 1, 1994 between J.
                            Pollock & Company and registrant was filed as
                            Exhibit 10(vii) to registrant's Quar- terly Report on Form 10-Q for the quarter ended December 31, 1994 and is incorporated herein by reference.

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

            10 (v) Reimbursement Agreement dated June 26, 1995 between the Registrant and First National Bank of Ohio was filed as Exhibit 10(v) to Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1995 and is incorporated herein by reference.

            10 (vi) Guaranty Agreement dated as of July 1, 1995 and executed by the Company on August 14, 1995 among Albex Aluminum, Inc., J. Pollock & Company, Ravens Metal Products, Inc., Signs And Blanks, Inc., Jacob Pollock, Gertrude Pollock, Richard D. Pollock, The Provident Bank, as trustee, and The Director of Development of the State of Ohio was filed as
                            Exhibit 99(b) on Form 8-K dated August 21, 1995 and is incorporated herein by reference.

            23              Consent of Independent Accountants

            27              Financial Data Schedule

      Executive Compensation Plans and Arrangements
      ---------------------------------------------

      The Registrant's executive compensation plans and arrangements required to be filed as exhibits are listed under Exhibit 10 above.

(b)         Reports on Form 8-K:

            A Form 8-K was filed on March 31, 1997 describing the reorganization of the Registrant's legal structure and the acquisitions of Albex Aluminum, Inc. and Signs and Blanks, Inc. These events which occurred on March 31, 1997 have been described in this Form 10-K. The financial statements required by this Form 8-K were filed on Form 8-K/A on June 16, 1997.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date      June 27, 1997                       RVM INDUSTRIES, INC.

                                              By:   /s/ Jacob Pollock
                                                 -----------------------------
                                                   (Jacob Pollock, Chief
                                                    Executive Officer)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date     June 27, 1997                        /S/ Jacob Pollock
     ---------------------                -------------------------------
                                          Jacob Pollock, Director and
                                          Chief Executive Officer

Date
     ---------------------                -------------------------------
                                          Nicholas T. George, Director

Date
      ---------------------               -------------------------------
                                          C. Stephen Clegg, Director

Date     June 27, 1997                        /s/ David A. Simia
     ---------------------                -------------------------------
                                          David A. Simia, Director

Date     June 27, 1997                        /s/ Richard D. Pollock
     ---------------------                -------------------------------
                                          Richard D. Pollock, Director

Date     June 27, 1997                        /s/ John J. Stitz
     ---------------------                -------------------------------
                                          John J. Stitz, principal financial
                                          officer and principal accounting
                                          officer