Form 10-Q
period 1997-06-30
RVM INDUSTRIES INC
filed 1997-08-14
CIK 82172

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C., 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended June 30, 1997                           Commission File
                                                              No. 0-1709
                                                              -----------------

                              RVM INDUSTRIES, INC.
       ------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                        31-1515410
 ------------------------------                        ----------------------
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                        Identification Number)

P.O. Box 10002, 861 E. Tallmadge Ave., Akron, OH               44310
-------------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:  (330) 630-4528.

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

The number of shares outstanding of the issuer's classes of common stock as of August 13, 1997 is:

                                      Common stock shares 1,934,255
                                      -----------------------------

                              RVM INDUSTRIES, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                               1997
                                                      -------------------------
         ASSETS                                       June 30          March 31
                                                     -----------      -----------
Current assets:
    Cash and cash equivalents                        $   843,565      $   468,572

    Receivables:
         Trade, net of allowance for doubtful
              accounts of $155,000 and $112,000
              in June and March                        8,269,485        6,506,008

         Related party                                   216,955          120,008

    Inventories                                        8,990,150        8,677,160
         (Excess of replacement or current cost
              over stated values was $1,965,000
              and $1,955,000 in June and March)

    Deferred income taxes                                479,375          413,500

    Other current assets                                 212,735          211,648
                                                     -----------      -----------
              Total current assets                    19,012,265       16,396,896

Property, plant and equipment, net                    19,580,179       19,021,289

Funds held by trustees for capital expenditures        2,683,690        2,762,242

Other assets                                             384,625          386,948
                                                     -----------      -----------
              Total assets                           $41,660,759      $38,567,375
                                                     ===========      ===========







See accompanying notes to the consolidated financial statements.

                              RVM INDUSTRIES, INC.

                                                                         1997
                                                              ----------------------------
    LIABILITIES AND SHAREHOLDERS' EQUITY                       June 30          March 31
                                                              -----------      -----------
Current liabilities:
    Accounts payable - trade                                  $ 7,002,171      $ 6,151,924
                     - related parties                            442,131          382,338
    Accrued expenses and liabilities:
         Compensation                                             756,390          746,156
         Product warranty                                         540,000          540,000
         Income taxes                                             458,169           94,750
         Other                                                    873,132          937,071
    Current portion of long-term debt:
                     - other                                    5,671,770        5,161,863
                     - related parties                            403,100           56,550
                                                              -----------      -----------
              Total current liabilities                        16,146,863       14,070,652

Long-term debt                                                 15,017,571       14,238,548
Notes payable - related parties                                 3,627,900        3,974,450
Deferred income taxes                                             562,800          227,500
                                                              -----------      -----------
              Total liabilities                                35,355,134       32,511,150
                                                              -----------      -----------
Commitments and contingent liabilities

Shareholders' equity:
    Common stock, $.01 par value; authorized shares,
         3,000,000; issued 1,934,255 shares at June 30
         and March 31                                              19,343           19,343
    Additional capital                                          4,773,369        4,985,020
    Retained earnings                                           1,512,913        1,051,862
                                                              -----------      -----------
              Total shareholders' equity                        6,305,625        6,056,225
                                                              -----------      -----------
              Total liabilities and shareholders' equity      $41,660,759      $38,567,375
                                                              ===========      ===========


See accompanying notes to the consolidated financial statements.

                              RVM INDUSTRIES, INC.
           CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

                                                      Three Months Ended June 30
                                                    -------------------------------
                                                       1997               1996
                                                    ------------       ------------
Net sales                                           $ 18,865,416       $ 15,946,481

Cost of sales                                         15,828,067         14,020,544
                                                    ------------       ------------
     Gross profit                                      3,037,349          1,925,937

Selling, general and administrative expenses           1,523,711          1,414,683
                                                    ------------       ------------
     Income from operations                            1,513,638            511,254

Other income                                              22,400             20,954
Interest expense                                        (369,089)          (312,017)
                                                    ------------       ------------
     Income before income taxes and cumulative
          effect of accounting change                  1,166,949            220,191

Provision for income taxes                               705,898            134,200
                                                    ------------       ------------
     Income before cumulative effect of
          accounting change                              461,051             85,991

Cumulative effect of accounting change                   211,651                  0
                                                    ------------       ------------
          Net income                                     249,400             85,991

Reclassification of undistributed net
     loss of S-corporations                              211,651            140,738

Retained earnings, beginning of period                 1,051,862            180,458
                                                    ------------       ------------
Retained earnings, end of period                    $  1,512,913       $    407,187
                                                    ============       ============
Pro forma income data:
     Net income as reported                         $    249,400       $     85,991
     Pro forma income tax benefit                         77,691             52,073
     Cumulative effect of accounting change              211,651                  0
                                                    ------------       ------------
     Pro forma net income                           $    538,742       $    138,064
                                                    ============       ============
Pro forma net income
          per common share                          $        .28       $        .07
                                                    ============       ============


See accompanying notes to the consolidated financial statements.

                              RVM INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             Three Months Ended June 30
                                                                            -----------------------------
                                                                                1997             1996
                                                                            -----------       -----------
Cash flows from operating activities:
   Net Income ........................................................      $   249,400       $    85,991
   Adjustments to reconcile net income to net cash provided
         from (used for) operating activities:
      Depreciation and amortization ..................................          377,123           325,566
      Deferred income taxes ..........................................          269,425             3,200
      Increase (decrease) in allowance for doubtful accounts .........           43,292            (5,500)
      Cumulative effect of accounting change .........................          205,244                 0
   Increase (decrease) in cash from changes in:
      Receivables ....................................................       (1,903,716)          (97,804)
      Inventories ....................................................         (312,990)          794,043
      Other assets ...................................................          (12,366)           97,636
      Accounts payable ...............................................          910,042          (618,787)
      Refundable and accrued income taxes ............................          363,419           127,000
      Accrued expenses and other current liabilities .................          (53,705)          (19,853)
                                                                            -----------       -----------
      Net cash provided from (used for) operating activities .........          135,168           691,492
                                                                            -----------       -----------
Cash flows from investing activities:
   Capital expenditures ..............................................       (1,125,835)       (2,250,959)
   Grants (expended) received for capital expenditures ...............                0           375,000
   Investment of proceeds and income from long-term debt with trustees          (34,202)          (37,972)
   Sale of investments and release of funds held by trustees .........          112,754         1,813,084
                                                                            -----------       -----------
      Net cash provided from (used for) investing activities .........       (1,047,283)         (100,847)
                                                                            -----------       -----------
Cash flows from financing activities:
   Payments on long-term debt ........................................         (357,369)         (887,992)
   Proceeds from (payments on) notes payable - bank, net .............        1,644,477        (1,249,441)
   Proceeds from notes and accounts payable to related parties .......                0         1,571,396
                                                                            -----------       -----------
      Net cash provided from (used for) financing activities .........        1,287,108          (566,037)
                                                                            -----------       -----------
Net increase (decrease) in cash and cash equivalents .................          374,993            24,608
Cash and cash equivalents at beginning of year .......................          468,572           471,161
                                                                            -----------       -----------
Cash and cash equivalents at end of period ...........................      $   843,565       $   495,769
                                                                            ===========       ===========



        See accompanying notes to the consolidated financial statements.

                              RVM INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

1. The information in this report reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented for RVM Industries, Inc. ("the Company"). All adjustments other than those described in this report are, in the opinion of management, of a normal and recurring nature. These consolidated financial statements include the accounts of RVM's wholly owned subsidiaries: Ravens, Inc. ("Ravens"), Albex Aluminum, Inc. ("Albex") and Signs and Blanks, Inc. ("SABI"). All significant intercompany accounts and transactions have been eliminated.

2. Earnings per common share are based on net income divided by the weighted average number of common and common stock equivalent shares outstanding. Loss per common share is based on net loss divided by the weighted average number of common shares outstanding. The weighted average number of common shares outstanding was 1,934,255 in 1997 and 1,943,525 in 1996.

3.        Inventories consist of the following:

                                                          June 30, 1997           March 31, 1997
                                                          -------------           --------------
               Raw materials                                 $5,707,466               $5,314,901
               Work in process                                  641,053                  430,650
               Finished goods                                 2,641,631                2,931,609
                                                             ----------               ----------
                                                             $8,990,150               $8,677,160
                                                             ==========               ==========

          The reserve to reduce the carrying value of inventories from current cost to the LIFO basis amounted to approximately $1,965,000 at June 30 and $1,955,000 at March 31.

4. On April 1, 1997, Albex and SABI changed their fiscal year ends from December 31 to March 31 to conform with the March 31 year ends of RVM and Ravens. $211,651 is the cumulative effect of this accounting change and is equivalent to the net loss for Albex and SABI for the quarter ended March 31, 1997. If the fiscal year ends had changed effective April 1, 1996, the net income for the quarter ended June 30, 1996 would have decreased by $97,796. RVM's net income for the quarter ended June 30, 1997 includes a net loss of $273,218 for Albex and SABI compared to a net loss of $140,738 for the quarter ended June 30, 1996. Albex and SABI were S-corporations until March 31, 1997. The undistributed net loss was reclassified from accumulated deficit to additional capital.

                                   ----------

5.      Business Segment Information:
        -----------------------------

                                         Ravens            Albex              SABI            Eliminations       Consolidated
                                      ------------      ------------       ------------       ------------       ------------
Three months ended June 30, 1997
--------------------------------
Sales to customers                    $ 12,730,008      $  3,195,204       $  2,940,204                          $ 18,865,416
Intersegment sales                               0         1,960,087               (141)      $ (1,959,946)                 0
                                      ------------      ------------       ------------       ------------       ------------
   Net sales                          $ 12,730,008      $  5,155,291       $  2,940,063       $ (1,959,946)      $ 18,865,416
                                      ============      ============       ============       ============       ============
Income (loss) from operations         $  1,318,368      $    (17,817)      $    245,155       $    (32,068)      $  1,513,638

Three months ended June 30, 1996
--------------------------------
Sales to customers                    $ 11,072,804      $  1,871,546       $  3,002,131                          $ 15,946,481
Intersegment sales                               0         1,192,664                103       $ (1,192,767)                 0
                                      ------------      ------------       ------------       ------------       ------------
   Net sales                          $ 11,072,804      $  3,064,210       $  3,002,234       $ (1,192,767)      $ 15,946,481
                                      ============      ============       ============       ============       ============
Income (loss) from operations         $    504,757      $   (145,897)      $    154,084       $     (1,690)      $    511,254


                              RVM INDUSTRIES, INC.

                    MANAGEMENTS'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  JUNE 30, 1997

                     MATERIAL CHANGES IN FINANCIAL CONDITION

Cash from operating and financing activities was used mainly for capital expenditures on Albex's aluminum billet casting facility in the three months ended June 30, 1997. Working capital increased to $2,865,402 at June 30 from $2,326,244 at March 31. Accounts receivable - trade and accounts payable - trade increased mainly due to a higher level of sales by Ravens in May and June 1997 than in February and March 1997.

The Company could have borrowed approximately $1,234,000 more than the amount owed under various lines of credit at June 30, 1997. Although no assurances are possible, the Company believes that its cash resources, credit arrangements, and internally generated funds will be sufficient to meet its operating and capital expenditure requirements for existing operations and to service its debt in the next 12 months and foreseeable future. Cautionary statements: Demand for the Company's products is subject to changes in general economic conditions and in the specific markets in which the Company competes. The Company's liquidity could be adversely affected if Albex is not successful in completing the casting facility and generating sufficient sales of billet.

The Company's sales order backlog for new trailers was approximately $4,500,000 and $5,700,000 at June 30 and May 31, 1997, respectively. The Company is not projecting that sales of trailers will continue at the same pace as the first quarter during the remainder of the year ended March 31, 1998.

                    MATERIAL CHANGES IN RESULTS OF OPERATIONS

                Three Months Ended June 30, 1997 Compared to the
                ------------------------------------------------
                        Three Months Ended June 30, 1996
                        --------------------------------

Net sales increased 18.3% mainly due to increased volume of trailer sales by Ravens and aluminum extrusion sales by Albex. The gross profit margin increased to 16.1% from 12.1% due to improvements at all of the subsidiaries. Ravens benefitted from higher sales and the closure of the utility trailer division which generated losses in the prior year. Albex increased sales and operating efficiencies in 1997 compared to 1996 when its production facility was relocated from Elizabeth, West Virginia to Canton, Ohio. SABI increased its gross profit on slightly lower sales by concentrating on more profitable customers and lowering costs. Selling, general and administrative expenses decreased to 8.1% from 8.9% of net sales as net sales increased at a greater rate than selling, general and administrative expenses. Interest expense increased mainly due to more debt outstanding during the quarter ended June 30, 1997 versus the quarter ended June 30, 1996.

The provision for income taxes includes $261,000 for the establishment of deferred income tax assets and liabilities as of April 1, 1997 when Albex and SABI converted from S-corporations to C-corporations. The pro forma income tax benefit is the amount that would have been recorded if Albex and SABI had been taxed as C-corporations, based on the tax laws in effect during those periods. See Note 4 to the consolidated financial statements for an explanation of the cumulative effect of accounting change.

                           PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

       (a)    Exhibits:

              Exhibit No.                   Item
              -----------                   ----

              18              Letter Regarding Change in Accounting Principles

              27              Financial Data Schedule

       (b)    Reports on Form 8-K:

              No reports on Form 8-K were filed during the three months ended June 30, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               RVM INDUSTRIES, INC.
                               --------------------
                               (Registrant)

                               By: /S/John J. Stitz
                                   ------------------------------------
                                      John J. Stitz
                                      principal financial officer
                                      and principal accounting officer

Date:  August 14, 1997