Form 10-Q
period 1997-09-30
RVM INDUSTRIES INC
filed 1997-11-14
CIK 82172

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C., 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended September 30, 1997                         Commission File
                                                                 No. 0-1709
                                                                 ---------------


                              RVM INDUSTRIES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                          31-1515410
 ------------------------------                        ----------------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                        Identification Number)


753 W. Waterloo Road,  Akron, OH                             44314-1519
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)


Registrant's telephone number, including area code:  (330) 753-4545.


P.O. Box 10002, 861 E. Tallmadge Ave., Akron, OH                   44310
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

The number of shares outstanding of the issuer's classes of common stock as of November 13 1997 is:

                                      Common stock shares 1,936,755
                                      -----------------------------

                              RVM INDUSTRIES, INC.

                           CONSOLIDATED BALANCE SHEETS


                                                                      1997
                                                         -----------------------------

         ASSETS                                          September 30       March 31
                                                         -------------     -----------

Current assets:
    Cash and cash equivalents                             $   537,664      $   468,572

    Receivables:
         Trade, net of allowance for doubtful
              accounts of $150,000 and $112,000
              in September and March                        7,372,452        6,506,008

         Related party                                        283,364          120,008

    Inventories                                            10,592,082        8,677,160
              (Excess of replacement or current cost
              over stated values was $1,996,000
              and $1,955,000 in September and March)


    Deferred income taxes                                     453,950          413,500

    Other current assets                                      184,712          211,648
                                                          -----------      -----------

              Total current assets                         19,424,224       16,396,896

Property, plant and equipment, net                         20,080,717       19,021,289

Funds held by trustees for capital expenditures             2,627,615        2,762,242

Other assets                                                  364,069          386,948
                                                          -----------      -----------

              Total assets                                $42,496,625      $38,567,375
                                                          ===========      ===========







        See accompanying notes to the consolidated financial statements.

                              RVM INDUSTRIES, INC.

                                                                           1997
                                                                 ----------------------------

    LIABILITIES AND SHAREHOLDERS' EQUITY                         September 30       March 31
                                                                 ------------      ----------

Current liabilities:
   Note payable - bank                                           $         0      $ 3,581,881
   Accounts payable - trade                                        7,711,200        6,151,924
                    - related parties                                772,445          382,338
    Accrued expenses and liabilities:
         Compensation                                                685,493          695,384
         Product warranty                                            550,000          540,000
         Income taxes                                                111,928           94,750
         Other                                                       844,363          987,843
    Current portion of long-term debt:
                       - other                                     1,265,116        1,579,982
                       - related parties                             604,650          201,549
                                                                 -----------      -----------

              Total current liabilities                           12,545,195       14,215,651

Long-term debt                                                     7,681,968        7,880,369
Note payable  - bank                                              11,407,361        6,358,179
Notes payable - related parties                                    3,426,350        3,829,451
Deferred income taxes                                                588,000          227,500
                                                                 -----------      -----------

              Total liabilities                                   35,648,874       32,511,150
                                                                 -----------      -----------

Commitments and contingent liabilities

Shareholders' equity:
    Common stock, $.01 par value; authorized shares,
         3,000,000; issued 1,936,755 shares at September 30
         and 1,934,255 shares at March 31                             19,368           19,343
    Additional capital                                             4,783,344        4,985,020
    Retained earnings                                              2,045,039        1,051,862
                                                                 -----------      -----------

              Total shareholders' equity                           6,847,751        6,056,225
                                                                 -----------      -----------

              Total liabilities and shareholders' equity         $42,496,625      $38,567,375
                                                                 ===========      ===========

        See accompanying notes to the consolidated financial statements.

                              RVM INDUSTRIES, INC.
           CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

                                                     Six Months Ended September 30
                                                    -------------------------------

                                                        1997               1996
                                                    ------------       ------------

Net sales                                           $ 39,660,285       $ 31,275,771

Cost of sales                                         33,904,408         27,393,796
                                                    ------------       ------------

     Gross profit                                      5,755,877          3,881,975

Selling, general and administrative expenses           3,026,900          2,725,908
                                                    ------------       ------------

     Income from operations                            2,728,977          1,156,067

Other income                                              43,270             37,889
Interest expense                                        (755,559)          (602,017)
Loss on disposal of equipment                             (1,729)           (83,979)
                                                    ------------       ------------

     Income before income taxes and cumulative
          effect of accounting change                  2,014,959            507,960

Provision for income taxes                             1,021,782            293,400
                                                    ------------       ------------

     Income before cumulative effect of
          accounting change                              993,177            214,560

Cumulative effect of accounting change                   211,651                  0
                                                    ------------       ------------

          Net income                                     781,526            214,560

Reclassification of undistributed net
      loss of S-corporations                             211,651            294,557
Treasury stock retired                                         0            (20,674)
Retained earnings, beginning of period                 1,051,862            180,458
                                                    ------------       ------------

Retained earnings, end of period                    $  2,045,039       $    668,901
                                                    ============       ============

Pro forma income data:
     Net income as reported                         $    781,526       $    214,560
     Pro forma income tax benefit                         77,691            108,986
     Cumulative effect of accounting change              211,651                  0
                                                    ------------       ------------
     Pro forma net income                           $  1,070,868       $    323,546
                                                    ============       ============

Pro forma net income
          per common share                          $        .55       $        .17
                                                    ============       ============

        See accompanying notes to the consolidated financial statements.

                              RVM INDUSTRIES, INC.
           CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

                                                  Three Months Ended September 30
                                                  -------------------------------

                                                      1997                1996
                                                  ------------       ------------

Net sales                                         $ 20,794,869       $ 15,329,290

Cost of sales                                       18,076,341         13,373,252
                                                  ------------       ------------

     Gross profit                                    2,718,528          1,956,038

Selling, general and administrative expenses         1,503,189          1,311,225
                                                  ------------       ------------

     Income from operations                          1,215,339            644,813

Other income                                            20,870             16,935
Interest expense                                      (386,470)          (290,000)
Loss on disposal of equipment                           (1,729)           (83,979)
                                                  ------------       ------------

     Income before income taxes                        848,010            287,769

Provision for income taxes                             315,884            159,200
                                                  ------------       ------------

     Net income                                        532,126            128,569

Reclassification of undistributed net
      loss of S-Corporations                                 0            153,819
Treasury stock retired                                       0            (20,674)
Retained earnings, beginning of period               1,512,913            407,187
                                                  ------------       ------------

Retained earnings, end of period                  $  2,045,039       $    668,901
                                                  ============       ============

Pro forma income data:
     Net income as reported                       $    532,126       $    128,569
     Pro forma income tax benefit                            0             56,913
                                                  ------------       ------------
     Pro forma net income                         $    532,126       $    185,482
                                                  ============       ============


Pro forma net income
          per common share                        $        .27       $        .10
                                                  ============       ============

        See accompanying notes to the consolidated financial statements.

                              RVM INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                            Six Months Ended September 30
                                                                            -----------------------------

                                                                                1997             1996
                                                                            -----------       -----------


Cash flows from operating activities:
   Net Income ........................................................      $   781,526       $   214,560
   Adjustments to reconcile net income to net cash provided
       from (used for) operating activities:
   Depreciation and amortization .....................................          741,931           697,892
   Deferred income taxes .............................................          320,050            20,000
   Increase (decrease) on accrued product warranty ...................           10,000           (20,000)
   Increase (decrease) in allowance for doubtful accounts ............           38,000            70,000
   Cumulative effect of accounting change ............................          205,244                 0
   Loss on disposal of equipment .....................................            1,729            83,979
   Increase (decrease) in cash from changes in:
      Receivables ....................................................       (1,067,800)         (297,640)
      Inventories ....................................................       (1,914,922)          536,644
      Other assets ...................................................           29,788            88,768
      Accounts payable ...............................................        1,949,383          (654,306)
      Refundable and accrued income taxes ............................           17,178           191,900
      Accrued expenses and other current liabilities .................         (153,371)         (282,185)
                                                                            -----------       -----------

      Net cash provided from (used for) operating activities .........          958,736           649,612
                                                                            -----------       -----------

Cash flows from investing activities:
   Capital expenditures ..............................................       (1,988,305)       (2,162,916)
   Investment of proceeds and income from long-term debt with trustees          (67,924)          (73,358)
   Sale of investments and release of funds held by trustees .........          202,551         1,856,333
   Proceeds from disposal of equipment ...............................                0            18,166
                                                                            -----------       -----------

      Net cash provided from (used for) investing activities .........       (1,853,678)         (361,775)
                                                                            -----------       -----------

Cash flows from financing activities:
   Payments on long-term debt ........................................         (513,267)       (1,407,435)
   Proceeds from (payments on) notes payable - bank, net .............        1,467,301        (1,544,263)
   Proceeds from notes and accounts payable to related parties .......                0         2,718,447
   Proceeds from exercise of stock options ...........................           10,000                 0
   Purchase of treasury stock ........................................                0           (37,076)
                                                                            -----------       -----------

      Net cash provided from (used for) financing activities .........          964,034          (270,327)
                                                                            -----------       -----------

Net increase (decrease) in cash and cash equivalents .................           69,092            17,510
Cash and cash equivalents at beginning of year .......................          468,572           471,161
                                                                            -----------       -----------
Cash and cash equivalents at end of period ...........................      $   537,664       $   488,671
                                                                            ===========       ===========

        See accompanying notes to the consolidated financial statements.

                              RVM INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


1. The information in this report reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented for RVM Industries, Inc. ("the Company"). All adjustments other than those described in this report are, in the opinion of management, of a normal and recurring nature. These consolidated financial statements include the accounts of RVM's wholly owned subsidiaries: Ravens, Inc. ("Ravens"), Albex Aluminum, Inc. ("Albex") and Signs and Blanks, Inc. ("SABI"). All significant intercompany accounts and transactions have been eliminated. Certain amounts in the financial statements were reclassified to conform to the 1997 presentation.

2. Earnings per common share are based on net income divided by the weighted average number of common and common stock equivalent shares outstanding. Loss per common share is based on net loss divided by the weighted average number of common shares outstanding. The weighted average number of common shares outstanding was 1,935,000 in 1997 and 1,943,525 in 1996.

3.       Inventories consist of the following:

                                                     September 30, 1997           March 31, 1997
                                                     ------------------           --------------

               Raw materials                                 $6,046,277               $5,314,901
               Work in process                                1,193,563                  430,650
               Finished goods                                 3,352,242                2,931,609
                                                             ----------               ----------
                                                            $10,592,082               $8,677,160
                                                            ===========               ==========

         The reserve to reduce the carrying value of inventories from current cost to the LIFO basis amounted to approximately $1,996,000 at September 30 and $1,955,000 at March 31.

4. On April 1, 1997, Albex and SABI changed their fiscal year ends from December 31 to March 31 to conform with the March 31 year ends of RVM and Ravens. $211,651 is the cumulative effect of this accounting change and is equivalent to the net loss for Albex and SABI for the quarter ended March 31, 1997. If the fiscal year ends had changed effective April 1, 1996, net income for the six months ended September 30, 1996 would have decreased by $97,796. RVM's net income for the six months ended September 30, 1997 includes a net loss of $258,077 for Albex and SABI compared to a net loss of $294,557 for the six months ended September 30, 1996. Albex and SABI were S-corporations until March 31, 1997. The undistributed net loss was reclassified from accumulated deficit to additional capital.

                                   ----------

5.      Business Segment Information:


                                                  Ravens          Albex            SABI         Eliminations    Consolidated
                                                  ------          -----            ----         ------------    ------------
       Six months ended September 30, 1997
       -----------------------------------
       Sales to customers                       $23,751,782    $  9,838,816     $ 6,069,687                      $39,660,285
       Intersegment sales                                 0       3,310,275            (141)    $ (3,310,134)              0
                                                -----------    ------------     -----------     ------------     -----------

          Net sales                             $23,751,782    $ 13,149,091     $ 6,069,546     $ (3,310,134)    $39,660,285
                                                ===========    ============     ===========     ============     ===========

       Income (loss) from operations            $ 2,249,834    $     57,679     $   445,196     $    (23,732)    $ 2,728,977

       Six months ended September 30, 1996
       -----------------------------------
       Sales to customers                       $21,472,202    $  3,734,446     $ 6,069,123                      $31,275,771
       Intersegment sales                                 0       2,355,739           1,836     $ (2,357,575)              0
                                                -----------    ------------     -----------     ------------     -----------

          Net sales                             $21,472,202    $  6,090,185     $ 6,070,959     $ (2,357,575)    $31,275,771
                                                ===========    ============     ===========     ============     ===========

       Income (loss) from operations            $ 1,154,245    $   (376,958)    $   369,044     $      9,736     $ 1,156,067






       Three months ended September 30, 1997
       -------------------------------------
       Sales to customers                       $11,021,774    $  6,643,612     $ 3,129,483                      $20,794,869
       Intersegment sales                                 0       1,350,188               0     $ (1,350,188)              0
                                                -----------    ------------     -----------     ------------     -----------

           Net sales                            $11,021,774    $  7,993,800     $ 3,129,483     $ (1,350,188)    $20,794,869
                                                ===========    ============     ===========     ============     ===========

       Income (loss) from operations            $   931,466    $     75,496     $   200,041     $      8,336     $ 1,215,339


       Three months ended September 30, 1996
       -------------------------------------
       Sales to customers                       $10,399,398    $  1,862,900     $ 3,066,992                      $15,329,290
       Intersegment sales                                 0       1,163,075           1,733     $ (1,164,808)              0
                                                -----------    ------------     -----------     ------------     -----------

          Net sales                             $10,399,398    $  3,025,975     $ 3,068,725     $ (1,164,808)    $15,329,290
                                                ===========    ============     ===========     ============     ===========

       Income (loss) from operations            $   649,488    $   (231,061)    $   214,960     $     11,426     $   644,813

                              RVM INDUSTRIES, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                               SEPTEMBER 30, 1997


                     MATERIAL CHANGES IN FINANCIAL CONDITION

Cash from operating and financing activities was used mainly for capital expenditures on Albex's aluminum billet casting facility in the six months ended September 30, 1997. Working capital increased to $6,879,029 at September 30 from $2,181,245 at March 31 due mainly to replacing short-term bank financing with long-term financing. Accounts receivable-trade, inventories, and accounts payable - trade increased mainly due to a higher level of sales in August and September 1997 than in February and March 1997.

On September 30, 1997, the Company entered into a line of credit agreement with FirstMerit Bank, N.A. ("FM") replacing the existing agreements. The agreement provides for borrowings up to $15,000,000 based on eligible accounts receivable and inventories and expires on August 31, 1999. Interest is at FM's prime rate minus 1/4%. The agreement is collateralized by accounts receivable, inventory and equipment.

On September 30, 1997, the Company and FM also entered into a $5,000,000 term loan agreement for the financing of certain existing and to be acquired fixed assets. Interest is at FM's prime rate. Repayment terms are interest only for two years and principal plus interest for seven years. The Company borrowed $1,800,000 under this agreement subsequent to September 30, 1997.

Jacob Pollock provided a $2,500,000 guarantee on the above loan agreements.

The Company could have borrowed approximately $1,373,000 more than the amount owed FM at September 30, 1997. This amount is in addition to the $1,800,000 borrowing described above. Although no assurances are possible, the Company believes that its cash resources, credit arrangements, and internally generated funds will be sufficient to meet its operating and capital expenditure requirements for existing operations and to service its debt in the next 12 months and foreseeable future. Cautionary statements: Demand for the Company's products is subject to changes in general economic conditions and in the specific markets in which the Company competes. The Company's liquidity could be adversely affected if Albex is not successful in completing the casting facility and generating sufficient sales of billet.

The Company's sales order backlog for new trailers was approximately $4,500,000 and $5,700,000 at September 30 and May 31, 1997, respectively. Sales orders received in October and November exceed the average monthly sales recorded in the six months ended September 30, 1997.

                    MATERIAL CHANGES IN RESULTS OF OPERATIONS

               Six Months Ended September 30, 1997 Compared to the
               ---------------------------------------------------
                       Six Months Ended September 30, 1996
                       -----------------------------------


Net sales increased 26.8% mainly due to increased volume of aluminum extrusion sales by Albex. The gross profit margin increased to 14.5% from 12.4% due to improvements at all of the subsidiaries. Ravens benefitted from higher sales and the closure of the utility trailer division which generated losses in the prior year. Albex increased sales and operating efficiencies in 1997 compared to 1996 when its production facility was relocated from Elizabeth, West Virginia to Canton, Ohio. SABI increased its gross profit on the same level of sales by concentrating on more profitable customers and lowering costs. Selling, general and administrative expenses decreased to 7.6% from 8.7% of net sales as net sales increased at a greater rate than selling, general and administrative expenses. Interest expense increased mainly due to more debt outstanding during the period ended September 30, 1997 versus the period ended September 30, 1996.

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


              Three Months Ended September 30,1997 Compared to the
              ----------------------------------------------------
                      Three Months Ended September 30, 1996
                      -------------------------------------

Net sales increased 35.7% mainly due to increased volume of aluminum extrusion sales by Albex. The gross profit margin increased to 13.1% from 12.8% due to the same reasons described for the six month period. Selling, general and administrative expenses decreased to 7.2% from 8.6% of net sales as net sales increased at a greater rate than selling, general and administrative expenses. Interest expense increased mainly due to more debt outstanding during the period ended September 30, 1997 versus the period ended September 30, 1996.

PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

     An annual meeting of shareholders was held on September 10, 1997 at which time the Board of Directors as previously reported were re-elected or continued unexpired terms. Jacob Pollock, holding 1,685,803 shares representing 87.16% of the outstanding shares voted for the nominee. 1,725,803 affirmative votes were cast for the nominee and no negative votes were cast.


Item 6.  Exhibits and Reports on Form 8-K

    (a) Exhibits:

        Exhibit No.                  Item
        -----------                  ----

        10(i) Loan Agreement and Promissory Note dated September 30, 1997 between the Registrant and FirstMerit Bank, N.A.


        10(ii) Business Loan Agreement and Promissory Note dated September 30, 1997 between the Registrant and FirstMerit Bank, N.A.



        10(iii) Commercial Guaranty dated September 30, 1997 between Jacob Pollock and FirstMerit Bank, N.A.


        27                Financial Data Schedule



     (b) Reports on Form 8-K:

              No reports on Form 8-K were filed during the three months ended September 30,1997.

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

                                            RVM INDUSTRIES, INC.
                                            --------------------
                                            (Registrant)



                                            By: /S/John J. Stitz
                                                ----------------------------
                                                     John J. Stitz
                                                     Chief Financial Officer


Date:  November 14, 1997