Form 10-Q
period 1997-12-31
RVM INDUSTRIES INC
filed 1998-02-13
CIK 82172

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C., 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended December 31, 1997                       Commission File
                                                                No. 0-1709
                                                              ----------------


                              RVM INDUSTRIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                           31-1515410
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                         Identification Number)


753 W. Waterloo Road,  Akron, OH                             44314-1519
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code:  (330) 753-4545.


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


The number of shares outstanding of the issuer's classes of common stock as of February 13, 1998 is: Common stock shares 1,936,755

                              RVM INDUSTRIES, INC.

                           CONSOLIDATED BALANCE SHEETS


                                                                                               1997
                                                                                 -----------------------------------
         ASSETS                                                                  December 31              March 31
                                                                                 ------------            -----------

Current assets:
    Cash and cash equivalents                                                    $   505,627             $   468,572

    Receivables:
         Trade, net of allowance for doubtful
              accounts of $127,000 and $112,000
              in December and March                                                8,293,015               6,506,008

         Related party                                                               314,612                 120,008

    Inventories                                                                   10,353,747               8,677,160
              (Excess of replacement or current cost
              over stated values was $2,010,000
              and $1,955,000 in December and March)


    Deferred income taxes                                                            453,950                 413,500

    Other current assets                                                             279,112                 211,648
                                                                                 -----------             -----------

              Total current assets                                                20,200,063              16,396,896

Property, plant and equipment, net                                                20,782,515              19,021,289

Funds held by trustees for capital expenditures                                    2,658,300               2,762,242

Other assets                                                                         343,622                 386,948
                                                                                 -----------             -----------

              Total assets                                                       $43,984,500             $38,567,375
                                                                                 ===========             ===========



        See accompanying notes to the consolidated financial statements.

                              RVM INDUSTRIES, INC.

                                                                                                 1997
                                                                              --------------------------------------
    LIABILITIES AND SHAREHOLDERS' EQUITY                                         December 31               March 31
                                                                                 -----------             ----------

Current liabilities:
   Note payable - bank                                                        $            0             $ 3,581,881
   Accounts payable - trade                                                        7,098,769               6,151,924
                    - related parties                                                245,285                 382,338
    Accrued expenses and liabilities:
         Compensation                                                                770,811                 695,384
         Product warranty                                                            625,000                 540,000
         Income taxes                                                                177,686                  94,750
         Other                                                                       858,457                 987,843
    Current portion of long-term debt:
                    - other                                                        1,216,075               1,579,982
                    - related parties                                                806,200                 201,549
                                                                                 -----------             -----------

              Total current liabilities                                           11,798,283              14,215,651

Long-term debt                                                                     8,753,925               7,880,369
Note payable  - bank                                                              12,077,267               6,358,179
Notes payable - related parties                                                    3,224,800               3,829,451
Deferred income taxes                                                                588,000                 227,500
                                                                                 -----------             -----------

              Total liabilities                                                   36,442,275              32,511,150
                                                                                 -----------             -----------

Commitments and contingent liabilities

Shareholders' equity:
    Common stock, $.01 par value; authorized shares,
         3,000,000; issued 1,936,755 shares at December 31
         and 1,934,255 shares at March 31                                             19,368                  19,343
    Additional capital                                                             4,783,344               4,985,020
    Retained earnings                                                              2,739,513               1,051,862
                                                                                 -----------             -----------

              Total shareholders' equity                                           7,542,225               6,056,225
                                                                                 -----------             -----------

              Total liabilities and shareholders' equity                         $43,984,500             $38,567,375
                                                                                 ===========             ===========

        See accompanying notes to the consolidated financial statements.

                              RVM INDUSTRIES, INC.
           CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

                                                        Nine Months Ended December 31
                                                      ---------------------------------
                                                          1997                 1996
                                                      ------------         ------------

Net sales                                             $ 60,128,008         $ 48,181,015

Cost of sales                                           50,720,850           41,571,415
                                                      ------------         ------------

     Gross profit                                        9,407,158            6,609,600

Selling, general and administrative expenses             5,128,129            4,852,977
Impairment of long-lived assets                                  0              371,768
                                                      ------------         ------------

     Income from operations                              4,279,029            1,384,855

Other income                                                74,578               68,319
Interest expense                                        (1,160,324)            (850,976)
Loss on disposal of equipment                              (15,432)             (41,651)
                                                      ------------         ------------

     Income before income taxes and cumulative
          effect of accounting change                    3,177,851              560,547

Provision for income taxes                               1,490,200              500,400
                                                      ------------         ------------

     Income before cumulative effect of
          accounting change                              1,687,651               60,147

Cumulative effect of accounting change                     211,651                    0
                                                      ------------         ------------

          Net income                                     1,476,000               60,147

Reclassification of undistributed net
      loss of S-corporations                               211,651              713,343
Treasury stock retired                                           0              (20,674)
Retained earnings, beginning of period                   1,051,862              180,458
                                                      ------------         ------------

Retained earnings, end of period                      $  2,739,513         $    933,274
                                                      ============         ============

Pro forma income data:
     Net income as reported                           $  1,476,000         $     60,147
     Pro forma income tax benefit                           77,691              263,937
     Cumulative effect of accounting change                211,651                    0
                                                      ------------         ------------
     Pro forma net income                             $  1,765,342         $    324,084
                                                      ============         ============

Pro forma basic and diluted earnings per share                $.91                 $.17
                                                              ====                 ====

        See accompanying notes to the consolidated financial statements.

                              RVM INDUSTRIES, INC.
           CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

                                                     Three Months Ended December 31
                                                    ---------------------------------
                                                        1997                 1996
                                                    ------------         ------------

Net sales                                           $ 20,467,723         $ 16,905,244

Cost of sales                                         17,019,796           14,381,090
                                                    ------------         ------------

     Gross profit                                      3,447,927            2,524,154

Selling, general and administrative expenses           1,897,875            1,923,598
Impairment of long-lived assets                                0              371,768
                                                    ------------         ------------

     Income from operations                            1,550,052              228,788

Other income                                              31,308               19,522
Interest expense                                        (404,765)            (248,959)
(Loss) gain on disposal of equipment                     (13,703)              53,236
                                                    ------------         ------------

     Income before income taxes                        1,162,892               52,587

Provision for income taxes                               468,418              207,000
                                                    ------------         ------------

     Net income (loss)                                   694,474             (154,413)

Reclassification of undistributed net
      loss of S-Corporations                                   0              418,786
Retained earnings, beginning of period                 2,045,039              668,901
                                                    ------------         ------------

Retained earnings, end of period                    $  2,739,513         $    933,274
                                                    ============         ============


Pro forma income data:
     Net income (loss) as reported                  $    694,474         $   (154,413)
     Pro forma income tax benefit                              0              154,951
                                                    ------------         ------------
     Pro forma net income                           $    694,474         $        538
                                                    ============         ============


Pro forma basic and diluted earnings per share              $.36                   $0
                                                            ====                   ==


        See accompanying notes to the consolidated financial statements.

                              RVM INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                  Nine Months Ended December 31
                                                                                                  -----------------------------
                                                                                                      1997              1996
                                                                                                    --------          ------


Cash flows from operating activities:
   Net Income.............................................................................        $1,476,000        $   60,147
   Adjustments to reconcile net income to net cash provided
         from (used for) operating activities:
    Depreciation and amortization.........................................................         1,129,547         1,097,505
    Deferred income taxes.................................................................           320,050            31,400
    Increase (decrease) on accrued product warranty ......................................            85,000            15,000
    Increase (decrease) in allowance for doubtful accounts................................            15,000            94,000
    Cumulative effect of accounting change................................................           205,244                 0
    Loss on disposal of equipment.........................................................            15,432            41,651
    Impairment of long-lived assets.......................................................                 0           371,768
   Increase (decrease) in cash from changes in:
    Receivables ..........................................................................        (1,996,611)          376,220
    Inventories...........................................................................        (1,676,587)        1,544,447
    Other assets..........................................................................           (58,418)           (7,248)
    Accounts payable .....................................................................           809,792        (1,028,317)
    Refundable and accrued income taxes...................................................            82,936           161,486
    Accrued expenses and other liabilities................................................          ( 53,959)           17,270
                                                                                                 -----------        ----------

      Net cash provided from (used for) operating activities..............................           353,426         2,775,329
                                                                                                 -----------        ----------

Cash flows from investing activities:
   Capital expenditures...................................................................        (3,077,669)       (3,297,748)
   Investment of proceeds and income from long-term debt with trustees....................           (98,609)         (132,067)
   Sale of investments and release of funds held by trustees..............................           202,551         1,858,714
   Proceeds from disposal of property, plant and equipment................................               500           291,189
                                                                                                 -----------        ----------

      Net cash provided from (used for) investing activities..............................        (2,973,227)       (1,279,912)
                                                                                                 -----------        ----------

Cash flows from financing activities:
   Payments on long-term debt.............................................................        (1,290,351)       (1,561,543)
   Proceeds from (payments on) notes payable - bank, net..................................         2,137,207        (2,541,218)
   Proceeds from long-term debt, net of issuance costs....................................         1,800,000                 0
   Proceeds from notes and accounts payable to related parties............................                 0         2,900,000
   Payments on notes and accounts payable to related parties..............................                 0          (250,000)
   Proceeds from exercise of stock options................................................            10,000                 0
   Purchase of treasury stock.............................................................                 0           (37,076)
                                                                                                 -----------        ----------

      Net cash provided from (used for) financing activities..............................         2,656,856        (1,489,837)
                                                                                                 -----------        ----------

Net increase (decrease) in cash and cash equivalents......................................            37,055             5,580
Cash and cash equivalents at beginning of year............................................           468,572           471,161
                                                                                                 -----------        ----------
Cash and cash equivalents at end of period................................................       $   505,627        $  476,741
                                                                                                 ===========        ==========

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

2. The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share," in the quarter ended December 31, 1997. The pronouncement replaces the presentation of primary earnings per share with a presentation of basic earnings per share. It also requires the presentation of diluted earnings per share reflecting the potential dilution that could occur if all options or contracts to issue common stock were exercised or converted. Basic earnings per share is based on net income divided by the weighted average number of common shares outstanding. The weighted average number of common shares outstanding was approximately 1,936,000 in 1997 and 1,939,000 in 1996. Basic earnings per share for the Company is the same as diluted earnings per share.

3. Inventories consist of the following:

                                      December 31, 1997           March 31, 1997
                                      -----------------           --------------

               Raw materials                 $5,452,720               $5,314,901
               Work in process                1,041,208                  430,650
               Finished goods                 3,859,819                2,931,609
                                            -----------               ----------
                                            $10,353,747               $8,677,160
                                            ===========               ==========

        The reserve to reduce the carrying value of inventories from current cost to the LIFO basis amounted to approximately $2,010,000 at December 31 and $1,955,000 at March 31.

4. On April 1, 1997, Albex and SABI changed their fiscal year ends from December 31 to March 31 to conform with the March 31 year ends of RVM and Ravens. $211,651 is the cumulative effect of this accounting change and is equivalent to the net loss for Albex and SABI for the quarter ended March 31, 1997. If the fiscal year ends had changed effective April 1, 1996, net income for the nine months ended December 31, 1996 would have decreased by $97,796. RVM's net income for the nine months ended December 31, 1997 includes a net loss of $293,164 for Albex and SABI compared to a net loss of $713,343 for the nine months ended December 31, 1996. Albex and SABI were S-corporations until March 31, 1997. The undistributed net loss was reclassified from accumulated deficit to additional capital. The pro forma income tax benefit is the amount that would have been recorded if Albex and SABI had been taxed as C-corporations, based on the tax laws in effect during those periods.

                                   ----------

5.      BUSINESS SEGMENT INFORMATION:
        -----------------------------

                                              Ravens         Albex          SABI         Eliminations     Consolidated
                                              ------         -----          ----         ------------     ------------
       Nine months ended December 31, 1997
       -----------------------------------
       Sales to customers                   $37,625,092   $13,845,336    $ 8,657,580                       $60,128,008
       Intersegment sales                             0     5,158,009           (141)    $ (5,157,868)               0
                                            -----------   -----------    -----------      ------------     -----------

          Net sales                         $37,625,092   $19,003,345    $ 8,657,439     $ (5,157,868)     $60,128,008
                                            ===========   ===========    ===========     =============     ===========

       Income (loss) from operations        $ 3,578,302   $   190,194    $   556,188     $    (45,655)     $ 4,279,029

       Nine months ended December 31, 1996
       -----------------------------------
       Sales to customers                   $32,728,208   $ 6,748,598    $ 8,704,209                       $48,181,015
       Intersegment sales                             0     3,521,680          3,902      $(3,525,582)               0
                                            -----------   -----------    -----------      ------------     -----------

          Net sales                         $32,728,208   $10,270,278    $ 8,708,111      $(3,525,582)     $48,181,015
                                            ===========   ===========    ===========      ============     ===========

       Income (loss) from operations        $ 1,825,204  $   (867,360)   $   505,604     $    (78,593)    $  1,384,855






       Three months ended December 31, 1997
       ------------------------------------
       Sales to customers                   $13,873,310   $ 4,006,520    $ 2,587,893                       $20,467,723
       Intersegment sales                             0     1,847,734              0      $(1,847,734)               0
                                            -----------   -----------    -----------      ------------     -----------

           Net sales                        $13,873,310   $ 5,854,254    $ 2,587,893      $(1,847,734)     $20,467,723
                                            ===========   ===========    ===========      ============     ===========

       Income (loss) from operations        $ 1,328,468   $   132,515    $   110,992     $    (21,923)    $  1,550,052


       Three months ended December 31, 1996
       ------------------------------------
       Sales to customers                   $11,256,006   $ 3,014,152    $ 2,635,086                       $16,905,244
       Intersegment sales                             0     1,165,941          2,066      $(1,168,007)               0
                                            -----------   -----------    -----------      ------------     -----------

          Net sales                         $11,256,006   $ 4,180,093    $ 2,637,152      $(1,168,007)     $16,905,244
                                            ===========   ===========    ===========      ============     ===========

       Income (loss) from operations       $    670,959   $  (490,402)   $   136,560     $    (88,329)    $    228,788

                              RVM INDUSTRIES, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                December 31, 1997



                     MATERIAL CHANGES IN FINANCIAL CONDITION

Cash from operating and financing activities was used mainly for capital expenditures on Albex's aluminum billet casting facility and aluminum scrap processing equipment in the nine months ended December 31, 1997. Working capital increased to $8,401,780 at December 31 from $2,181,245 at March 31 due mainly to replacing short-term bank financing with long-term financing and financing increases in receivables and inventories with borrowings on the long-term line of credit. Receivables, inventories, and accounts payable - trade increased mainly due to a higher level of sales in November and December 1997 than in February and March 1997.

On September 30, 1997, the Company entered into a line of credit agreement with FirstMerit Bank, N.A. ("FM") replacing the existing agreements. The agreement provides for borrowings up to $15,000,000 based on eligible accounts receivable and inventories expiring on August 31, 1999. Interest is at FM's prime rate minus 1/4%. The agreement is collateralized by accounts receivable, inventory and equipment. The Company could have borrowed approximately $2,094,000 more than the amount owed FM at December 31, 1997.

On September 30, 1997, the Company and FM also entered into a $5,000,000 fixed asset term loan agreement for the financing of certain existing and to be acquired fixed assets. Interest is at FM's prime rate. Repayment terms are interest only for two years and principal plus interest for seven years. The Company borrowed $1,800,000 under this agreement during the three months ended December 31, 1997.

Jacob Pollock provided a $2,500,000 guarantee on the above loan agreements.

Although no assurances are possible, the Company believes that its cash resources, credit arrangements, and internally generated funds will be sufficient to meet its operating and capital expenditure requirements for existing operations and to service its debt in the next 12 months and foreseeable future. Cautionary statements: Demand for the Company's products is subject to changes in general economic conditions and in the specific markets in which the Company competes. The Company's liquidity could be adversely affected if Albex is not successful in generating sufficient sales of billet.

The Company's sales order backlog for new trailers was approximately $8,000,000 and $5,700,000 at December 31 and May 31, 1997, respectively. The increase is due mainly to strong industry demand for trailers and demand for the FleetHAWK aluminum platform trailer introduced in October 1996.

                    MATERIAL CHANGES IN RESULTS OF OPERATIONS

               Nine Months Ended December 31, 1997 Compared to the
               ---------------------------------------------------
                       Nine Months Ended December 31, 1996
                       -----------------------------------

Net sales increased 24.8% mainly due to increased volume of aluminum extrusion and billet sales by Albex and trailer sales by Ravens. The gross profit margin increased to 15.6% from 13.7% mainly due to efficiencies gained from increased production levels at Ravens' trailer facilities and closure of the utility trailer division which generated losses in the prior year. Selling, general and administrative expenses decreased to 8.5% from 10.1% of net sales as net sales increased at a greater rate than selling, general and administrative expenses. Interest expense increased mainly due to more debt outstanding during the period ended December 31, 1997 versus the period ended December 31, 1996. The provision for income taxes includes $261,000 for the establishment of deferred income tax assets and liabilities as of April 1, 1997 when Albex and SABI converted from S-corporations to C-corporations. See Note 4 to the consolidated financial statements for an explanation of the cumulative effect of accounting change.

Ravens' net sales increased 15.0% due to strong industry demand and introduction of the FleetHAWK aluminum platform trailer designed for fleet operations. Income from operations increased 96.0% due to higher sales and plant utilization and the closure of the utility trailer division.

Albex's net sales to customers other than Ravens and SABI increased 105.2% and income from operations increased by $1,057,554 as Albex gained customers and increased operating efficiencies in 1997 compared to 1996 when its production facility was relocated from Elizabeth, West Virginia to Canton, Ohio. Albex began producing billet for its extrusion operation and customers during the 1997 period.



              Three Months Ended September 30,1997 Compared to the
              ----------------------------------------------------
                      Three Months Ended September 30, 1996
                      -------------------------------------

Net sales increased 21.1% mainly due to increased volume of aluminum extrusion and billet sales by Albex and trailer sales by Ravens. The gross profit margin increased to 16.8% from 14.9% and selling, general and administrative expenses decreased to 9.3% from 11.4% of net sales due to the same reasons described above.

                               IMPACT OF YEAR 2000

The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Computer programs that have time-sensitive software may recognize a date using "0" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, the inability to efficiently process transactions such as sales invoices. The Company has assessed the impact of Year 2000 and formulated a plan of action for each of its subsidiaries.

In December 1997, Ravens ordered a new computer which contains operating software that is Year 2000 compliant. The new computer is expected to be installed prior to March 31, 1998 at a cost of approximately $110,000 which will be capitalized. In January 1998, Ravens retained a consulting firm to assist it in selecting new enterprise software to replace the current integrated manufacturing, inventory, and accounting software. Ravens expects to select the new software prior to June 30, 1998 and expects to fully implement critical modules of the new software prior to September 30, 1999. The cost of the new software is expected to be less than $300,000, the majority of which will be capitalized.

SABI will either purchase an upgrade to its software or purchase new software. The cost is expected to be less than $50,000, the majority of which will be capitalized.

Albex's software is Year 2000 compliant.

The above expenditures are expected to be paid with internally generated cash and with borrowings. The Company does not have vendor or customer interfaces that require modifications. In 1999, the Company will review the efforts undertaken by its vendors to become Year 2000 compliant to ensure that its operations are not adversely affected.

The costs and dates on which the Company believes that it will complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing assumptions of future events, including the continued availability of necessary hardware, software, and personnel for implementation and training, third party modification plans, and other factors. There can be no guarantee that these estimates will be achieved, and actual results could differ materially from those anticipated.

PART II. OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits:

        Exhibit No.                               Item
        -----------                               ----

       27                                   Financial Data Schedule



      (b) Reports on Form 8-K:

       A report on Form 8-K was filed on December 22, 1997 reporting the following:

       At a meeting held on December 15, 1997, the Board of Directors of the Company approved the engagement of Ernst & Young LLP as its independent auditors for the fiscal year ending March 31, 1998 to replace Coopers & Lybrand L.L.P., who were dismissed as auditors of the Company. The audit committee of the Board of Directors approved the change in auditors on December 15, 1997.

       The reports of Coopers & Lybrand L.L.P. on the Company's financial statements for the past two fiscal years did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

       In connection with the audits of the Company's financial statements for each of the two fiscal years ended March 31, 1997, and in the subsequent interim period, there were no disagreements with Coopers & Lybrand L.L.P. on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of Coopers & Lybrand L.L.P. would have caused Coopers & Lybrand L.L.P. to make reference to the matter in their report.

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

                                            RVM INDUSTRIES, INC.
                                            --------------------
                                            (Registrant)



                                            By: /S/John J. Stitz
                                                -----------------------------
                                                   John J. Stitz
                                                   Chief Financial Officer


Date:  February 13, 1998