Form 10-K405
period 1998-03-31
RVM INDUSTRIES INC
filed 1998-06-29
CIK 82172

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C., 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                                        Commission File
      March 31, 1998                                               No. 0-1709
-------------------------                                        ---------------

                              RVM INDUSTRIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                            31-1515410
----------------------------------                        ----------------------
 (State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                           Identification Number)

   753 W. Waterloo Road, Akron, Ohio                            44314-1519
------------------------------------------------------    ----------------------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code:  (330) 753-4545

Securities registered pursuant to Section 12(b) of the Act:  None.

Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock (par value $.01 per share)
                     ---------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      --   --

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]

The aggregate market value of the voting stock held by non-affiliates as of June 19, 1998, based on a bid price of $12.50 was approximately $2,832,088.

There were 1,936,755 shares outstanding of the Registrant's common stock as of June 19, 1998.

                       Documents Incorporated by Reference
                       -----------------------------------
                                      None

                              RVM INDUSTRIES, INC.

                       Index to Annual Report on Form 10-K
                    for the Fiscal Year Ended March 31, 1998

PART I                                                                        Pages
------                                                                        -----

Item 1     Business                                                           3 - 8

Item 2     Properties                                                         8 - 9

Item 3     Legal Proceedings                                                    9

Item 4     Submission of Matters to a Vote of Security Holders                  9

PART II
-------

Item 5     Market for Registrant's Common Equity and
             Related Stockholder Matters                                       10

Item 6     Selected Financial Data                                             11

Item 7     Management's Discussion and Analysis of
             Financial Condition and Results of Operations                   12 - 15

Item 8     Financial Statements and Supplementary Data                       16 - 43

Item 9     Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure                               44

PART III
--------

Item 10    Directors and Executive Officers of the Registrant                45 - 46

Item 11    Executive Compensation                                            47 - 49

Item 12    Security Ownership of Certain Beneficial Owners
             and Management                                                    50

Item 13    Certain Relationships and Related Transactions                      51

PART IV
-------

Item 14    Exhibits, Financial Statement Schedules, and
             Reports on Form 8-K                                             52 - 54

                                     PART I

ITEM 1.    BUSINESS
           --------

Companies
---------

           RVM Industries, Inc. ("RVM") is a publicly held holding company. Ravens, Inc. ("Ravens"), Albex Aluminum, Inc. ("Albex"), and Signs and Blanks, Inc. ("SABI") are wholly owned subsidiaries of RVM. The "Company" refers to RVM, Ravens, Albex and SABI, collectively. See Note 19 to the consolidated financial statements for financial information about industry segments.

Fiscal Year
-----------

           RVM's fiscal year ends on March 31. References to 1998, 1997, etc. are for the fiscal years ended March 31, 1998, 1997, etc., respectively.

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

           On March 31, 1997, RVM purchased all of the common stock of Albex and SABI which were corporations wholly owned by Pollock, the majority shareholder of RVM. Since this was a business combination of entities under common control, the financial statements of prior years were restated to reflect the combination on an "as if pooling of interests" basis.

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

   Albex
   -----

           Albex operates three extrusion presses (1,400 ton, 2,200 ton, and 3,000 ton) for standard and custom soft alloy aluminum extruded shapes. In 1998, Albex shipped approximately 18 million pounds of aluminum extrusions in a market estimated to exceed 3.8 billion pounds. Several of aluminum's physical properties such as tensile strength, corrosion resistance, thermal conductivity, lighter weight than steel, and scrap value for recycling are attractive to a wide range of markets. Albex sells to manufacturers, fabricators and distributors in the transportation, building and construction, consumer durables, and other aluminum extrusion markets. Most sales are to customers in the Midwestern portion of the U.S. Albex's business is not generally seasonal.

           Applications in the transportation market include truck trailers and bodies, utility trailers, recreational vehicles, and railcars. Approximately 29%, 33% and 30% of Albex's net sales in 1998, 1997 and 1996, respectively, were to Ravens. These sales and intercompany inventory profits have been eliminated from the consolidated financial statements.

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

           Having reduced Ravens portion of the extrusion business from 100% to approximately 29% by obtaining new customers, Albex constructed an aluminum billet casting facility in 1997 in order to recycle aluminum scrap generated internally and purchased from suppliers into aluminum billet to be used for producing extrusions and to sell to customers. Albex began producing billet in 1998 and expects to complete installation of raw material (aluminum scrap) handling equipment and a third billet casting furnace in 1999 at which time the billet facility will be fully operational.

   SABI
   ----

           SABI is a fully automated manufacturer of aluminum sign blanks and traffic, warning, and street signs. SABI distributes its manufactured products and purchased sign posts to a market approximating $350 million per year. Approximately two-thirds of SABI's sales are to fabricator/dealers who purchase aluminum blanks, cover them with reflective sheeting that is often silk screened, and then sell the finished signs to governmental agencies. Approximately one-third of SABI's sales are directly to governmental agencies in the form of blanks or signs silk screened by SABI's print shop. Most sales are to customers east of the Mississippi River. SABI's business is not generally seasonal.

Backlog
-------

           Ravens' backlog of orders for new trailers amounted to approximately $6,900,000 at May 31, 1998 compared to approximately $5,700,000 at May 31, 1997.
The backlog is expected to be completed in the current fiscal year. The order backlogs for the extrusion and sign industries are not relevant due to the nature of the industries and customers. These backlogs tend to be low and of short duration.

Distribution and Service
------------------------

   Ravens
   ------

           Ravens sells and services truck trailers nationally through 55 trailer dealerships located in 33 states and 5 dealerships located in Canada. Ravens owns trailer and parts sales branches located in Dover, Ohio and Parkersburg, West Virginia. In addition, Ravens has regional sales managers who support the dealerships and solicit direct sales from fleet customers.

           Service and maintenance on Ravens' products are performed by its Dover, Ohio service branch. Company approved garages, repair shops, and customers are also authorized to service its products.

           Ravens assists in financing its trailer sales to customers by guaranteeing the time payment notes of customers with acceptable credit standing to a finance company. See Note 7 to the consolidated financial statements as to contingent liabilities with respect to these notes.

           Ravens accepts used trailers as trade-ins on sales of new trailers and purchases used trailers for resale. Ravens generally reconditions these used trailers when necessary and holds them for resale. Ravens does not generally lease trailers.

   Albex
   -----

           Albex utilizes its own sales force and manufacturer representatives to solicit orders from distributors and other customers. Albex also toll processes metal owned by customers into billets and extrusions.

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

           Ravens, particularly, is recognized as a leading manufacturer of aluminum platform trailers. Ravens believes that there are no more than 10 manufacturers of aluminum platform trailers, of which 4 account for approximately 90-95% of the units produced. Ravens believes, based upon 1998 estimates of units registered, that Ravens' market share was approximately 40% and that East Manufacturing Corporation, Benson Truck Bodies, Inc., and Reitnouer, Inc. had market shares of approximately 19%, 14% and 19%, respectively. Ravens strives to compete based upon product performance, but economic conditions and competition with aluminum, composite, and steel manufacturers have caused the importance of price to increase.

           Ravens commenced production of platform trailers in its Kent, Ohio facility in June 1995 and in October 1996 introduced the FleetHawk, a platform trailer designed to compete more effectively against composite trailers sold to the more cost conscious fleet customer. The FleetHawk is heavier but less expensive than the Ravens Eclipse II Classic. Ravens believes that the higher initial cost of the FleetHawk can be more than recovered through lighter weight and lower operating costs than the composite trailer offered by competitors. Ravens also introduced an aluminum flatbed truck body with the same features as the Eclipse II Classic flatbed (platform) trailer. Ravens introduced a dropdeck platform trailer in March 1998.

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

Employees
---------

           The Company currently employs approximately 460 administrative, sales, engineering, production, and repair and service personnel. The hourly personnel at the Ravens facility in Dover, Ohio are represented by the International Association of Machinists and Aerospace Workers, AFL-CIO, under an agreement which expires on April 18, 2002. The hourly production employees at the Ravens Kent, Ohio facility are represented by the International Association of Bridge, Structural and Ornamental Iron Workers, AFL-CIO, under an agreement that expires on April 15, 2001. The United Steelworkers of America, AFL-CIO, represent Albex's hourly production employees under an agreement which expires on June 5, 2002. SABI's hourly production employees are represented under an agreement expiring on December 31, 2000 with The Glass, Molders, Pottery, Plastics & Allied Workers International Union, AFL-CIO.

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

ITEM 2. PROPERTIES
        ----------

           Ravens leases approximately 11,000 square feet of office space for its corporate office in Akron, Ohio.

           Ravens owns a manufacturing facility on an 8 acre site in Jacksonville, North Carolina. This facility is comprised of a prestressed concrete building that contains approximately 43,200 square feet of fabrication area and a concrete block building with approximately 3,000 square feet of space for washing and painting trailers.

           Ravens commenced production in June 1995 at a 22 acre site owned by Ravens in Kent, Ohio. The building consists of approximately 95,000 square feet primarily of steel construction.

           RVM believes that Ravens has sufficient production capacity at the Jacksonville and Kent facilities to meet current and projected demand for its current products. Ravens expects to complete construction of a 62,000 square foot steel building at its Kent property in 1999. The building will house aluminum cut-to-length equipment and provide space for manufacturing new products.

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

           Ravens also owns land and buildings situated on approximately 9.2 acres adjacent to the branch facility in Dover, Ohio. From 1995 to 1997, Ravens utilized the buildings, constructed primarily of concrete block and totaling approximately 36,000 square feet, for manufacturing of utility, snowmobile, and personal watercraft trailers. Ravens will relocate the wholesale parts business from Parkersburg, West Virginia in July 1998 to this property.

           The branch in Parkersburg, West Virginia sells trailers and parts from a metal building with approximately 17,500 square feet situated on approximately 4.9 acres of land. Ravens owns the land and building. This facility will be sold subsequent to relocating the wholesale parts business to Dover, Ohio.

           Albex owns a 47 acre site in Canton, Ohio. The extrusion operation and administrative offices are located in a 250,000 square foot building constructed primarily of brick. A 36,000 square foot prefabricated steel building houses the billet casting operation. RVM believes that Albex has sufficient production capacity to meet current and projected demand for its products.

           SABI operates in a leased 64,000 square foot predominantly steel and concrete block building in Akron, Ohio. RVM believes that SABI has sufficient production capacity to meet current and projected demand for its products.

           Certain owned property of the Company is subject to mortgages and is collateral for lines of credit and a letter of credit. See Notes 5 and 6 to the consolidated financial statements.

ITEM 3. LEGAL PROCEEDINGS
        -----------------

           The Company is involved in various claims and litigation arising in the ordinary course of business. Management believes that the outcome of such claims will not have a material adverse effect on the Company's financial position and results of operations and cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        ---------------------------------------------------

           There were no matters submitted to a vote of security holders in the quarter ended March 31, 1998.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        -----------------------------------------------------------------
        MATTERS
        -------

           RVM's common stock (trading symbol "RVMI") is traded over-the-counter and quoted on the OTC Bulletin Board and on "pink sheets" which are published periodically. The high and low trade prices and shares traded of RVM's common stock as reported by the OTC Bulletin Board for each quarterly period during the last two fiscal years were as follows:

                                                                    SHARES
                                             HIGH        LOW        TRADED
                                      ------------------------------------------
1997
   First quarter                         $   9.375   $    .750      31,361
   Second quarter                            8.000       5.000       1,378
   Third quarter                             6.500       4.000       6,846
   Fourth quarter                            7.438       5.500       8,875

1998
   First quarter                             7.000       4.500      35,872
   Second quarter                            7.000       5.000       4,153
   Third quarter                             8.500       6.500      17,022
   Fourth quarter                           12.250       6.500      36,029

           Trading activity was limited. J.C. Bradford & Co. began making a market in the first quarter of 1997 and Herzeg Heine Geduld began making a market in the fourth quarter of 1998. The trade prices do not include retail mark-ups, mark-downs or commissions.

           RVM has not paid dividends in the last two years and is restricted from paying dividends by its loan agreements. Payment of dividends is within the discretion of RVM's Board of Directors and will depend on, among other factors, earnings, capital requirements and the operating and financial condition of the Company. RVM does not presently intend to pay dividends in the future.

           There were approximately 4,000 holders of record of the Registrant's common stock as of June 19, 1998. See Item 12.

ITEM 6.   SELECTED FINANCIAL DATA FOR THE YEARS ENDED MARCH 31

This information should be read in conjunction with the consolidated financial statements and the related notes in Item 8 and Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7.

                                                     1998           1997               1996            1995            1994
                                                ------------   ------------       ------------    ------------    ------------

Net sales                                       $ 79,903,238   $ 61,638,221       $ 61,793,870    $ 61,333,643    $ 42,569,932

Income (loss) from operations                      4,936,300      1,960,772 (4)       (274,507)      2,624,801       1,375,988

Unusual (expense) income items                             0       (390,015)(5)              0               0         565,000 (3)

Income (loss) before income taxes and
   accounting change                               3,518,657        586,401         (1,354,680)      2,215,896       1,626,830

Cumulative effect of accounting change (2)           211,651              0                  0               0               0

Net income (loss)                                  1,821,944         80,939         (1,465,653)      1,255,096       2,050,030

Basic and diluted earnings per share: (6)
   Income  before  cumulative  effect of
     accounting change                          $       1.05
   Cumulative effect of accounting
     change                                            (0.11)
                                                ------------

         Net income                             $       0.94
                                                ============

Pro forma basic and diluted earnings per
   share (1)                                    $       1.09   $        .19       $       (.45)   $        .72    $       1.05

Average number of shares used in
   computation of per share amounts (1)            1,935,776      1,938,140          1,943,525       1,943,525       1,943,525

Cash dividends declared per common share        $          0   $          0       $          0    $          0    $          0

Total assets                                      48,348,030     38,567,375         39,211,709      31,535,760      16,468,598

Total long-term obligations                       26,995,189     18,295,499         17,853,851      13,226,854       8,771,310

Working capital                                   10,591,297      2,181,245          2,008,050       3,005,724       4,471,922

Shareholders' equity (deficit)                     7,888,169      6,056,225          5,796,700       3,164,038       1,003,244



(1)  All per share amounts and number of shares have been restated to reflect a one-for-four reverse stock split effected on
     December 26, 1995.

(2)  Net loss for Albex and SABI for the quarter ended March 31, 1997 recorded as accounting change as Albex and SABI changed their fiscal year ends from December 31 to March 31.

(3)  Gain of $470,000 from a life insurance policy on the previous Chairman of the Company, Rodney E. Wilson, and a gain of
     $95,000 for the settlement of all disputes and obligations with Mr. Wilson.

(4)  Includes loss of $371,768 for impairment of long-lived assets.

(5)  Loss on pension settlement.

(6)  Historical earnings per share information for 1994 through 1997 is not presented because Albex and SABI were not tax paying entities in those years and, therefore, the historical results of operations are not indicative of the operating results of the Company on an ongoing basis.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        -----------------------------------------------------------------------
        OF OPERATIONS
        -------------

LIQUIDITY AND CAPITAL RESOURCES

           The Company had cash and cash equivalents of $846,128 and $468,572 at March 31, 1998 and 1997, respectively. The Company could have borrowed approximately $1,270,000 more on a line of credit at March 31, 1998. On May 11, 1998, the Company and FirstMerit Bank, N.A. amended the line of credit agreement to increase allowable borrowings from $15,000,000 to $18,000,000 until September 30, 1998.

           Albex expects to incur capital expenditures in 1999 of approximately $2,500,000 to complete an aluminum billet casting facility and related material handling equipment at its plant to be financed by a fixed asset line of credit.

           Ravens expects to incur capital expenditures of approximately $1,500,000 in 1999 to complete construction of a 62,000 square foot building at its Kent, Ohio facility and for equipment to cut aluminum coil into sheet. Ravens will cut sheet for its own use and for customers. There will be space available for production of the dropdeck platform trailer introduced in March 1998 and other new products. These expenditures will be financed mainly by funds held by a trustee for capital expenditures.

           As discussed in Note 2 to the consolidated financial statements, the purchase prices for Albex and SABI are not determinable until Albex's and SABI's earnings for the year ended March 31, 2000 are known. Based solely upon the results for the year ended March 31, 1998, the pro forma calculation of the amount of the Albex Purchase Price would be zero due to the loss and capital expenditures incurred by Albex. The pro forma calculation of the SABI Purchase Price, based solely upon the results for the year ended March 31, 1998, would be $2,815,000. The Company plans to use cash generated internally and from credit arrangements to make payments on the five year notes commencing July 1, 2000 for the purchase of Albex and SABI.

           Although no assurances are possible, the Company believes that its cash resources, credit arrangements, and internally generated funds will be sufficient to meet its operating and capital expenditure requirements for existing operations and to service its debt in the next 12 months and the foreseeable future. Cautionary statements: Demand for the Company's products is subject to changes in general economic conditions and in the specific markets in which the Company competes. The Company's liquidity could be adversely affected if Albex is not successful in completing the casting facility and generating sufficient sales of billet and extrusions.

           Based upon sales for early 1999 and a sales order backlog for new trailers approximating $6,900,000 at May 31, 1998, the Company is projecting sufficient sales to maintain profitability and meet debt covenants in 1999. However, see the cautionary statements in the above paragraph which indicate items which could adversely affect profitability. The order backlogs for the extrusion and sign industries are not relevant due to the nature of the industries and customers. These backlogs tend to be low and of short duration.

1998
----

           Cash provided by net borrowings was used mainly for approximately $3,200,000 of capital expenditures by Albex for the aluminum billet casting facility and related aluminum scrap processing equipment and for approximately $1,200,000 by Ravens mainly for building improvements and construction of a new building at its Kent, Ohio facility. Working capital increased to $10,591,297 at March 31, 1998 from $2,181,245 due mainly to replacing short-term bank financing with long-term financing and investing cash provided by net income and non-cash items in receivables and inventories. Receivables, inventories, accounts payable
- trade, and accrued expenses increased mainly due to increased production and sales.

1997
----

           Net cash provided by operating activities of $2,454,394 and $2,900,000 from a note payable to Jacob Pollock were used for capital expenditures, mainly at the Albex facility, and to reduce other long-term debt. Working capital increased to $2,181,245 at March 31, 1997 from $2,008,050 at March 31, 1996.

1996
----

           Net cash used in operating activities of $594,296 and capital expenditures at the Albex facility and at the Kent facility of Ravens were financed by the proceeds of long-term debt, contributed capital from Jacob Pollock, and lines of credit. Working capital decreased to $2,008,050 at March 31, 1996 from $3,005,724 at March 31, 1995.

RESULTS OF OPERATIONS

Years Ended March 31, 1998 and 1997
-----------------------------------

           Net sales increased 29.6% mainly due to increased volume of aluminum extrusion and billet sales by Albex and trailer sales by Ravens. Gross profit increased 37.7% to $11,913,663 in 1998 from $8,655,193 in 1997, and gross profit margin increased to 14.9% in 1998 from 14.0% in 1997 mainly due to efficiencies gained from increased production levels at Ravens' trailer facilities and closure of the utility trailer division which generated losses in the prior year. Selling, general and administrative expenses decreased to 8.7% from 10.3% of net sales as net sales increased at a greater rate than selling, general and administrative expenses. Interest expense increased mainly due to more debt outstanding during 1998 versus 1997. See Note 8 to the consolidated financial statements for a discussion of income taxes. See Note 1 to the consolidated financial statements for an explanation of the cumulative effect of accounting change.

           Ravens' net sales increased 26.9% due to strong industry demand and introduction in October 1996 of the FleetHAWK aluminum platform trailer designed for fleet operations. Sales of FleetHAWK trailers increased to approximately $10,200,000 in 1998 from approximately $2,900,000 in 1997. Income from operations increased by $2,509,001 or 105.9% due to higher sales and plant utilization and the closure of the utility trailer division.

           Albex's net sales to customers other than Ravens and SABI increased by $7,064,148 or 81.3%. Albex began producing billet for its extrusion operation and customers during 1998 and incurred a loss from operations of $578,767 mainly due to startup and learning costs.

           SABI's gross profit margin increased to 17.0% from 14.5% and operating income increased by $140,097 or $27.3% as SABI concentrated on more profitable customers and lowered its costs.

Years Ended March 31, 1997 and 1996
-----------------------------------

           Gross profit increased 43.0% to $8,655,193 in 1997 from $6,051,726 in 1996, and gross profit margin increased to 14.0% in 1997 from 9.8% in 1996 due to improvements at all of the subsidiaries. Ravens and Albex did not have the relocation and startup costs in 1997 that were incurred in 1996, and they began to realize the cost savings and quality improvements resulting from the construction of more efficient facilities. SABI increased its gross profit on the same level of sales by concentrating on more profitable customers and lowering costs. Gross profit at Ravens was adversely affected by losses at the utility trailer division which was closed in 1997. In 1997, Albex recognized a loss of $371,768 for the impairment of long-lived assets, mainly machinery and equipment, and Ravens incurred a loss of $390,015 for the settlement of the defined benefit pension plan for the former employees of the former Elizabeth, West Virginia facility. See Note 8 to the consolidated financial statements for a discussion of income taxes.

INFLATION

           The Company does not believe that inflation has had a material effect on the results of operations for the periods presented because of low inflation levels during these periods.

ACCOUNTING PRONOUNCEMENTS

           In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 130, Reporting Comprehensive Income ("SFAS 130"). SFAS 130 establishes standards for the reporting and display of "comprehensive income" and its components, in addition to net income, in the financial statements. Comprehensive income includes certain items such as minimum pension liability adjustments, foreign currency translation adjustments, and unrealized gains and losses from investing and hedging activities. SFAS 130 is required to be adopted in 1999. Reclassification of comparative financial statements for earlier periods is required. The Company has evaluated the impact of SFAS 130 and determined it will not have a significant effect on its financial statements.

           In June 1997, the FASB issued Statement No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS 131"), which requires that a public business enterprise report financial and descriptive information about its reportable operating segments on the same basis that is used internally for evaluating segment performance and allocating resources to segments. SFAS 131 is required to be adopted in 1999. In the initial year of application, comparative information for earlier years is to be restated. The Company has evaluated the impact of SFAS 131 and determined it will not have a significant effect on its financial statements.

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

           Ravens installed a new computer in March 1998 at a cost of approximately $100,000 which was capitalized. In January 1998, Ravens retained a consulting firm to assist it in selecting new enterprise software to replace the current integrated manufacturing, inventory, and accounting software. Ravens selected the new software in June 1998 and expects to fully implement critical modules of the new software prior to September 30, 1999. The cost to the software vendor for acquiring and installing the new software is expected to be approximately $500,000, the majority of which will be capitalized.

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

           The costs and dates on which the Company believes that it will complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing assumptions of future events, including the continued availability of necessary hardware, software, and personnel for implementation and training, third part modification plans, and other factors. There can be no guarantee that these estimates will be achieved, and actual results could differ materially from those anticipated.

FORWARD-LOOKING STATEMENTS

Forward-looking statements in this Form 10-K are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Potential risks and uncertainties include, but are not limited to: general business and economic conditions; the financial strength of the industries which the company serves; the competitive pricing environment within the markets which the Company serves; labor disruptions; interruptions in the supply of raw materials and services; a significant increase in the price of aluminum; continued availability of credit from lenders and vendors; government regulations; obsolescence of the Company's products and manufacturing technologies; and if outside vendors are unable to make their computer systems Year 2000 compliant in time, or if the magnitude of the Year 2000 issue is greater than presently anticipated.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
        -------------------------------------------

Financial Statements:                                                                    Pages
                                                                                         -----

          Report of Independent Auditors                                                   17

          Report of Independent Accountants                                                18

          Consolidated Balance Sheets, March 31, 1998 and 1997                           19 - 20

          Consolidated Statements of Operations
             for the years ended March 31, 1998, 1997 and 1996                             21

          Consolidated Statements of Changes in Shareholders'
             Equity for the years ended March 31, 1998, 1997 and 1996                      22

          Consolidated Statements of Cash Flows
             for the years ended March 31, 1998, 1997 and 1996                             23

          Notes to Consolidated Financial Statements                                     24 - 42

Financial Statement Schedule:

   II -   Valuation and Qualifying Accounts and Reserves
             for the years ended March 31, 1998, 1997 and 1996                             43


          All other schedules are omitted because they are not applicable or the required information is presented in the financial statements or the notes thereto.

                Report of Independent Auditors


To the Shareholders and Board of Directors
RVM Industries, Inc.

We have audited the accompanying consolidated balance sheet of RVM Industries, Inc. and subsidiaries as of March 31, 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended. Our audit also included the financial statement schedule for the year ended March 31, 1998 listed in Item 8. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of RVM Industries, Inc. and subsidiaries at March 31, 1998, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for the year ended March 31, 1998, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, in 1998 two subsidiaries changed their fiscal year end to be in conformity with RVM Industries, Inc.



                                       /S/ ERNST & YOUNG LLP

Akron, Ohio
June 24, 1998

                        Report of Independent Accountants

To the Shareholders and Board of Directors
RVM Industries, Inc.:

         We have audited the consolidated balance sheet of RVM Industries, Inc. and Subsidiaries as of March 31, 1997 and the related consolidated statements of operations, changes in shareholders' equity and cash flows and related financial statement schedule for each of the two years in the period ended March 31, 1997 listed in Item 8 of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of RMV Industries, Inc. and Subsidiaries as of March 31, 1997, and the consolidated results of their operations and their cash flows for each of the two years in the period ended March 31, 1997, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.



                                    /S/ COOPERS & LYBRAND L.L.P.

Cleveland, Ohio
June 6, 1997

                              RVM INDUSTRIES, INC.

                           CONSOLIDATED BALANCE SHEETS


                                                                                      MARCH 31
                                                                             -------------------------

                                                                                 1998          1997
                                                                             -----------   -----------
ASSETS

Current assets:
   Cash and cash equivalents                                                 $   846,128   $   468,572

   Receivables:
     Trade, net of allowance for doubtful accounts of $87,000 and
       $112,000 in 1998 and 1997                                              10,174,104     6,506,008

     Related party                                                               222,657       120,008

   Inventories
     (Excess of replacement or current cost over stated values was
       $1,996,000 and $1,955,000 in 1998 and 1997)                            11,396,269     8,677,160

   Refundable income taxes                                                       453,815             0

   Deferred income taxes                                                         789,400       413,500

   Other current assets                                                          173,596       211,648
                                                                             -----------   -----------

       Total current assets                                                   24,055,969    16,396,896

Property, plant and equipment, net                                            21,676,483    19,021,289

Funds held by trustees for capital expenditures                                2,277,935     2,762,242

Other assets                                                                     337,643       386,948
                                                                             -----------   -----------

       Total assets                                                          $48,348,030   $38,567,375
                                                                             ===========   ===========



    The accompanying notes are an integral part of the consolidated financial statements.

                              RVM INDUSTRIES, INC.

                                                                                       MARCH 31
                                                                               -------------------------

                                                                                   1998          1997
                                                                               -----------   -----------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable - trade                                                    $ 8,737,487   $ 6,151,924
      - related parties                                                             59,775       382,338
   Accrued expenses and liabilities:
     Compensation                                                                  916,349       695,384
     Product warranty                                                              775,000       540,000
     Income taxes                                                                        0        94,750
     Other                                                                         891,828       987,843
   Current portion of long-term debt  - other                                    1,278,033     1,579,982
                                      - related parties                            806,200       201,549
   Note payable - bank                                                                   0     3,581,881
                                                                               -----------   -----------

       Total current liabilities                                                13,464,672    14,215,651

Note payable - bank                                                             13,579,800     6,358,179
Long-term debt                                                                   9,337,439     7,880,369
Notes payable - related parties                                                  3,023,250     3,829,451
Deferred income taxes                                                            1,054,700       227,500
                                                                               -----------   -----------

       Total liabilities                                                        40,459,861    32,511,150
                                                                               -----------   -----------

Shareholders' equity:
   Common stock, $0.01 par value; authorized shares, 3,000,000;
     issued and outstanding: 1,936,755 shares at March 31, 1998
     and 1,934,255 shares at March 31, 1997                                         19,368        19,343
   Additional capital                                                            4,783,344     4,985,020
   Retained earnings                                                             3,085,457     1,051,862
                                                                               -----------   -----------

       Total shareholders' equity                                                7,888,169     6,056,225
                                                                               -----------   -----------

       Total liabilities and shareholders' equity                              $48,348,030   $38,567,375
                                                                               ===========   ===========

    The accompanying notes are an integral part of the consolidated financial statements.

                              RVM INDUSTRIES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                  FOR THE YEARS ENDED MARCH 31
                                                          --------------------------------------------

                                                              1998            1997            1996
                                                          ------------    ------------    ------------

Net sales                                                 $ 79,903,238    $ 61,638,221    $ 61,793,870
Cost of sales                                               67,989,575      52,983,028      55,742,144
                                                          ------------    ------------    ------------

         Gross profit                                       11,913,663       8,655,193       6,051,726

Selling general and administrative expenses                  6,977,363       6,322,653       6,326,233
Impairment of long-lived assets                                      0         371,768               0
                                                          ------------    ------------    ------------

         Income (loss) from operations                       4,936,300       1,960,772        (274,507)

Other income (expense):
   Other income                                                106,810         131,074         140,117
   Interest expense                                         (1,502,830)     (1,061,336)     (1,070,684)
   Loss on pension settlement                                        0        (390,015)              0
   Loss on disposal of property, plant and equipment           (21,605)        (54,094)       (149,606)
                                                          ------------    ------------    ------------

         Total other expense, net                           (1,417,625)     (1,374,371)     (1,080,173)
                                                          ------------    ------------    ------------
         Income (loss) before income taxes and
           cumulative effect of accounting change            3,518,675         586,401      (1,354,680)

Provision for income taxes                                   1,485,080         505,462         110,973
                                                          ------------    ------------    ------------

         Income (loss) before cumulative effect of
           accounting change                                 2,033,595          80,939      (1,465,653)

Cumulative effect of accounting change                        (211,651)              0               0
                                                          ------------    ------------    ------------

         Net income (loss)                                $  1,821,944    $     80,939    $ (1,465,653)
                                                          ============    ============    ============

Basic and diluted earnings per share:
   Income before cumulative effect of accounting change   $       1.05
   Cumulative effect of accounting change                        (0.11)
                                                          ------------

         Net income                                       $       0.94
                                                          ============

Pro forma income data before accounting change:
   Net income (loss) as reported                          $  1,821,944    $     80,939    $ (1,465,653)
   Pro forma income tax benefit                                 77,691         295,937         599,976
   Cumulative effect of accounting change                      211,651               0               0
                                                          ------------    ------------    ------------

         Pro forma net income (loss)                      $  2,111,286    $    376,876    $   (865,677)
                                                          ============    ============    ============

         Pro forma basic and diluted earnings
           (loss) per share                               $       1.09    $       0.19    $      (0.45)
                                                          ============    ============    ============

    The accompanying notes are an integral part of the consolidated financial statements.

                              RVM INDUSTRIES, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                for the years ended March 31, 1998, 1997 and 1996



                                                                      COMMON                       RETAINED
                                                       COMMON          STOCK       ADDITIONAL      EARNINGS
                                                       SHARES         AMOUNT        CAPITAL        (DEFICIT)
                                                     -----------    -----------    -----------    -----------

Balance at March 31, 1995                              7,769,392    $    77,694    $ 3,379,739    $   (99,242)
     Net loss                                                                                      (1,465,653)
     Contributed capital                                                             4,119,824
     Change in unrecognized pension liability
     Reclassification of undistributed net loss of
          S-Corporations                                                            (1,745,353)     1,745,353
     One-for-four reverse stock split                 (5,825,867)       (58,259)        58,259
                                                     -----------    -----------    -----------    -----------

Balance at March 31 ,1996                              1,943,525         19,435      5,812,469        180,458
     Net income                                                                                        80,939
     Change in unrecognized pension liability
     Reclassification of undistributed net loss of
          S-Corporations                                                              (811,139)       811,139
     Treasury stock purchased and retired                 (9,270)           (92)       (16,310)       (20,674)
                                                     -----------    -----------    -----------    -----------

Balance at March 31, 1997                              1,934,255         19,343      4,985,020      1,051,862
     Net income                                                                                     1,821,944
     Reclassification of undistributed net loss of
          S-Corporations                                                              (211,651)       211,651
     Stock options exercised                               2,500             25          9,975
                                                     -----------    -----------    -----------    -----------

Balance at March 31, 1998                              1,936,755    $    19,368    $ 4,783,344    $ 3,085,457
                                                     ===========    ===========    ===========    ===========


                                                     UNRECOGNIZED
                                                       PENSION
                                                      LIABILITY        TOTAL
                                                     -----------    -----------

Balance at March 31, 1995                            $  (194,153)   $ 3,164,038
     Net loss                                                        (1,465,653)
     Contributed capital                                              4,119,824
     Change in unrecognized pension liability            (21,509)       (21,509)
     Reclassification of undistributed net loss of
          S-Corporations                                                      0
     One-for-four reverse stock split                                         0
                                                     -----------    -----------

Balance at March 31 ,1996                               (215,662)     5,796,700
     Net income                                                          80,939
     Change in unrecognized pension liability            215,662        215,662
     Reclassification of undistributed net loss of
          S-Corporations                                                      0
     Treasury stock purchased and retired                               (37,076)
                                                     -----------    -----------

Balance at March 31, 1997                                      0      6,056,225
     Net income                                                       1,821,944
     Reclassification of undistributed net loss of
          S-Corporations                                                      0
     Stock options exercised                                             10,000
                                                     -----------    -----------

Balance at March 31, 1998                            $         0    $ 7,888,169
                                                     ===========    ===========


    The accompanying notes are an integral part of the consolidated financial statements.

                              RVM INDUSTRIES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         FOR THE YEARS ENDED MARCH 31
                                                              --------------------------------------------------

                                                                   1998              1997              1996
                                                              --------------    --------------    --------------
Cash flows from operating activities:
   Net income (loss) ......................................   $    1,821,944    $       80,939    $   (1,465,653)
   Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
     Depreciation and amortization ........................        1,626,913         1,376,096         1,212,212
     Deferred income taxes ................................          451,300           (28,340)           89,540
     Increase (decrease)in accrued product warranty .......          235,000            55,000            60,000
     Increase (decrease) in allowance for doubtful
       accounts ...........................................          (25,000)            9,000             6,000
     Cumulative effect of accounting change ...............          205,244                 0                 0
     Loss (gain) on disposition of property, plant and
       equipment ..........................................           21,605            54,094           149,606
     Impairment of long-lived assets ......................                0           371,768                 0
   Increase (decrease) in cash from changes in:
     Receivables - trade ..................................       (3,643,095)          413,488         1,209,221
                 - related party ..........................         (102,649)          (96,111)            5,934
     Inventories ..........................................       (2,719,109)          645,715          (495,509)
     Other current assets .................................           38,052            38,675           151,533
     Other assets .........................................          (11,355)            7,128           (15,352)
     Accounts payable - trade .............................        2,585,563        (1,017,325)          839,924
                      - related parties ...................         (322,563)          289,170        (1,482,897)
     Refundable and accrued income taxes ..................         (548,565)          125,538          (839,809)
     Accrued expenses and other current liabilities .......          124,949           189,190            48,162
     Other long-term liabilities ..........................                0          (275,293)          (45,699)
     Unrecognized pension liability .......................                0           215,662           (21,509)
                                                              --------------    --------------    --------------

     Net cash provided by (used in) operating activities ..         (261,766)        2,454,394          (594,296)
                                                              --------------    --------------    --------------

Cash flows from investing activities:
   Capital expenditures ...................................       (4,448,996)       (3,820,601)       (8,444,054)
   Grants (expended) received for capital expenditures ....                0          (375,000)          375,000
   Proceeds from disposal of property, plant
     and equipment ........................................              700           304,731             1,000
   Investment of proceeds from long-term debt with trustees
     and income earned on investment of proceeds ..........         (125,856)         (166,957)       (4,759,043)
   Sale of investments and release of funds held
     by trustees ..........................................          610,163         1,928,062         3,725,096
                                                              --------------    --------------    --------------

     Net cash provided by (used in) investing activities ..       (3,963,989)       (2,129,765)       (9,102,001)
                                                              --------------    --------------    --------------

Cash flows from financing activities:
   Payments on long-term debt .............................       (1,340,031)       (1,585,217)         (565,342)
   Proceeds from (payments on) notes payable - bank, net ..        3,599,296        (1,354,925)        3,641,539
   Proceeds from notes and accounts payable to
     related parties ......................................                0         2,900,000                 0
   Payments on notes and accounts payable to
     related parties ......................................         (201,550)         (250,000)          (19,000)
   Proceeds from long-term debt, net of issuance costs ....        2,535,596                 0         4,479,491
   Purchase of treasury stock .............................                0           (37,076)                0
   Contributed capital ....................................                0                 0         2,217,047
   Proceeds from stock options exercised ..................           10,000                 0                 0
                                                              --------------    --------------    --------------

     Net cash provided by (used in) financing activities ..        4,603,311          (327,218)        9,753,735
                                                              --------------    --------------    --------------

Net increase (decrease) in cash and cash equivalents ......          377,556            (2,589)           57,438
Cash and cash equivalents at beginning of year ............          468,572           471,161           413,723
                                                              --------------    --------------    --------------
Cash and cash equivalents at end of year ..................   $      846,128    $      468,572    $      471,161
                                                              ==============    ==============    ==============

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

                              RVM INDUSTRIES, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   ----------


1.     Description of Business and Summary of Significant Accounting Policies:
       -----------------------------------------------------------------------

          Reorganization:
          ---------------

          On March 31, 1997, Ravens Metal Products, Inc. changed its name to Ravens, Inc. ("Ravens") and effected a reorganization with RVM Industries, Inc. ("RVM") pursuant to Section 251(g) of the Delaware General Corporation Law. Each holder of the common stock of Ravens became the holder of an equal number of shares of RVM, a newly created holding company. The holders of RVM common stock have substantially the same rights that they had as holders of the common stock of Ravens. In accordance with code section 368 of the Internal Revenue Code, for tax purposes, the reorganization of RVM and Ravens represented a tax free exchange. RVM filed Form 8-B on March 31, 1997 to register the common stock shares of RVM with the Securities and Exchange Commission. RVM is now a publicly held holding company, and Ravens is a non-public company wholly owned by RVM.

          Acquisitions and Basis of Presentation:
          ---------------------------------------

          On March 31, 1997, RVM purchased all of the common stock of Albex Aluminum, Inc. ("Albex") and Signs and Blanks, Inc. ("SABI") which were S-corporations. See Note 2. This was a business combination by entities under the common control of Jacob Pollock ("Pollock"). The financial statements of prior years were restated to reflect the combination on an "as if pooling of interests" basis. The undistributed net loss of the S-corporations was reclassified from accumulated deficit to additional capital. All significant intercompany accounts and transactions have been eliminated. References to "the Company" refer to RVM and its wholly owned subsidiaries: Ravens, Albex and SABI.

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

          Albex manufactures and sells custom and standard aluminum extruded products to manufacturers, fabricators, and distributors in the transportation, building and construction, consumer durables, and other markets located mainly in the Midwestern portion of the U.S. Albex operates a production facility located in Canton, Ohio. Albex began production of aluminum billet in 1998 for its own use and for customers.

          SABI manufactures and sells aluminum blank and finished traffic control signs to fabricators, distributors, and governmental agencies located throughout the U.S. but primarily east of the Mississippi River. Its production facility is in Akron, Ohio.

                              RVM INDUSTRIES, INC.

                                   ----------


1.      Description of Business and Summary of Significant Accounting Policies,
        -----------------------------------------------------------------------
        Continued:
        ----------

          Fiscal Year and Accounting Change:
          ----------------------------------

          The fiscal year of RVM and Ravens ends on March 31. References to 1998, 1997, etc. are for the years ended March 31, 1998, 1997, etc., respectively. On April 1, 1997, Albex and SABI changed their fiscal year ends from December 31 to March 31 to conform with the March 31 year ends of RVM and Ravens. A charge of $211,651 has been recorded as the cumulative effect of an accounting change reflecting the net loss for Albex and SABI for the quarter ended March 31, 1997. If the fiscal year ends had changed effective April 1, 1996 or 1995, net income for the years ended March 31, 1997 and 1996, respectively, would have decreased by $97,796 and $2,626, respectively. Their financial statements for the years ended December 31, 1996 and 1995 were included in these consolidated statements because undue expense and effort would have been required to prepare audited financial statements through March 31, 1997 and 1996. Significant intervening transactions and events between January 1 and March 31, 1997 and 1996 have been included in the consolidated financial statements or disclosed in the notes to the financial statements.

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

          Inventories:
          ------------

          Inventories are valued at the lower of cost or market. The cost of approximately 57% and 60% of the inventories in 1998 and 1997, respectively, was determined under the last-in, first-out (LIFO) method with the cost of the remainder of the inventories determined under the first-in, first-out (FIFO) and weighted average methods of valuation.

                              RVM INDUSTRIES, INC.

                                   ----------


1.      Description of Business and Summary of Significant Accounting Policies,
        -----------------------------------------------------------------------
        Continued:
        ----------

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

                Buildings and improvements       31.5 to 40 years
                Machinery and equipment ..          3 to 20 years
                Office equipment .........          5 to 10 years
                Vehicles .................           3 to 5 years

          Debt Discount and Expense:
          --------------------------

          Debt discount and expense are amortized on a straight-line basis, which does not differ materially from the interest method, by charges to expense over periods from date of issue to date of maturity.

          Product Warranty Costs:
          -----------------------

          Anticipated costs related to product warranty are expensed when the products are sold.

          Revenue Recognition:
          --------------------

          Sales and related cost of sales for trailers manufactured according to sales contracts are recorded when the trailers are available for pick-up or delivery as ordered and invoiced. Trailers manufactured to customer specifications have no right of return or exchange privileges. Sales and related cost of sales for goods and services other than trailers are recorded when goods are shipped and services are rendered to customers.

          Advertising Costs:
          ------------------

          Costs incurred for producing and communicating advertising are expensed when incurred.

                              RVM INDUSTRIES, INC.

                                   ----------


1.      Description of Business and Summary of Significant Accounting Policies,
        -----------------------------------------------------------------------
        Continued:
        ----------


          Income Taxes:
          -------------

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

          Reclassifications:
          ------------------

          Certain amounts in previously issued financial statements were reclassified to conform to the 1998 presentation.

          Accounting Pronouncements:
          --------------------------

          In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 130, Reporting Comprehensive Income ("SFAS 130"). SFAS 130 establishes standards for the reporting and display of "comprehensive income" and its components, in addition to net income, in the financial statements. Comprehensive income includes certain items such as minimum pension liability adjustments, foreign currency translation adjustments, and unrealized gains and losses from investing and hedging activities. SFAS 130 is required to be adopted in 1999. Reclassification of comparative financial statements for earlier periods is required. The Company has evaluated the impact of SFAS 130 and determined it will not have a significant effect on its financial statements.

          In June 1997, the FASB issued Statement No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS 131"), which requires that a public business enterprise report financial and descriptive information about its reportable operating segments on the same basis that is used internally for evaluating segment performance and allocating resources to segments. SFAS 131 is required to be adopted in 1999. In the initial year of application, comparative information for earlier years is to be restated. The Company has evaluated the impact of SFAS 131 and determined it will not have a significant effect on its financial statements.

                              RVM INDUSTRIES, INC.

                                   ----------


2.     Acquisitions:
       -------------

       On March 31, 1997, RVM purchased all the issued and outstanding shares of capital stock of Albex and SABI from Jacob Pollock ("Pollock"), the owner of all of the shares of Albex and SABI and an officer, director, and the majority shareholder (holding 87.16% of the outstanding common stock as of March 31, 1997) of RVM.

       The purchase price of the Albex and SABI shares will be equal to seven times the average earnings of Albex and SABI, computed for each company, before interest and taxes (plus depreciation and amortization and less capital expenditures) for the fiscal years ending March 31, 1999 and March 31, 2000, less all interest bearing debt, all determined in accordance with generally accepted accounting principles (the "Albex and SABI Purchase Prices").

       Neither the Albex Purchase Price nor the SABI Purchase Price can be determined until the respective earnings of Albex and SABI for the fiscal year ending March 31, 2000 are known. Payment of the respective Purchase Prices will be recorded as dividends to Pollock at that time. Based solely upon the results for the year ended March 31, 1998, the pro forma calculation of the amount of the Albex Purchase Price would be zero due to the loss and capital expenditures incurred by Albex. The pro forma calculation of the SABI Purchase Price, based solely upon the results for the year ended March 31, 1998, would be $2,815,000.

       The Albex and SABI Purchase Prices will be paid over a five-year term, with interest thereon, at the rate of eight percent (8%) per annum, accruing from and after July 1, 2000. Payments of principal only will be due on July 1, 2000, and payments of principal and interest will be due on August 1, 2000 and on the first day of each month thereafter. Payments on these notes are subordinated to the repayment of substantially all other notes payable and long-term debt.

3.     Inventories:
       ------------

        March 31                          1998          1997
                                       -----------   -----------

          Raw materials                $ 7,233,712   $ 5,314,901
          Work in process                1,202,107       430,650
          Finished goods                 2,960,450     2,931,609
                                       -----------   -----------

                                       $11,396,269   $ 8,677,160
                                       ===========   ===========

        The reserve to reduce the carrying value of inventories from current cost to the LIFO basis amounted to approximately $1,996,000 and $1,955,000 at March 31, 1998 and 1997, respectively.

                              RVM INDUSTRIES, INC.

                                   ----------


4.     Property, Plant and Equipment:
       ------------------------------

        March 31                                                1998          1997
                                                            -----------   -----------

          Buildings and improvements                        $ 8,029,924   $ 6,594,703
          Machinery and equipment                            18,109,610    11,117,062
          Office equipment                                    1,122,296       994,512
          Vehicles                                              559,935       434,317
          Construction in progress                            1,001,126     5,517,211
                                                            -----------   -----------

                                                             28,822,891    24,657,805

          Less accumulation depreciation and amortization     7,532,320     6,022,428
                                                            -----------   -----------

                                                             21,290,571    18,635,377
          Land                                                  385,912       385,912
                                                            -----------   -----------

                                                            $21,676,483   $19,021,289
                                                            ===========   ===========

       Approximately $3,200,000, $3,390,000 and $5,991,000 of capital expenditures were incurred in 1998, 1997 and 1996, respectively, for a new production facility and casting house in Canton, Ohio. These capital expenditures include capitalized interest of $66,480, $10,440 and $178,137 in 1998, 1997 and 1996, respectively.

       In addition, during 1996, Albex received a grant from the State of Ohio aggregating $375,000 which was deducted from the cost of purchased machinery and equipment. This grant was required to be used for the purchase of machinery and equipment at the Canton, Ohio facility. The terms of the grant also require Albex to employ a specified number of employees at this facility.

       Approximately $705,000, $233,000 and $1,375,000 of capital expenditures were incurred in 1998, 1997 and 1996, respectively, for a new production facility in Kent, Ohio. These capital expenditures include capitalized interest expense net of capitalized interest income of $25,269, $58,951 and $64,238 in 1998, 1997 and 1996, respectively.

       Rent expense was approximately $172,000, $238,000 and $205,000 in 1998, 1997 and 1996, respectively.

                              RVM INDUSTRIES, INC.

                                   ----------


5.     Note Payable - Bank
       -------------------

       On September 30, 1997, the Company entered into a line of credit agreement with FirstMerit Bank, N.A. ("FM") replacing its existing agreements. The agreement provides for borrowings up to $15,000,000 based on eligible accounts receivable and inventories expiring on August 31, 1999. Interest is at FM's prime rate (8.5% at March 31, 1998) minus 1/4%. The agreement is collateralized by accounts receivable, inventory, equipment, cash, intangibles and certain real estate. There are covenants relating to the payment of dividends, acquiring treasury stock, the creation of additional indebtedness, minimum tangible net worth, and cash flow coverage. The Company could have borrowed approximately $1,270,000 more than the amount owed FM at March 31, 1998. The Company owed $13,579,800 under this agreement at March 31, 1998. On May 11, 1998, FM and the Company amended the agreement to provide for borrowings up to $18,000,000 until September 30, 1998.

       On September 30, 1997, the Company and FM also entered into a $5,000,000 fixed asset term loan agreement for the financing of certain existing and to be acquired fixed assets. Interest is at FM's prime rate. Repayment terms are interest only for two years and principal plus interest for seven years. The Company owed $2,444,869 under this agreement at March 31, 1998.

       Jacob Pollock provided a $2,500,000 guarantee on the above loan agreements.

       At March 31, 1997, the Company owed $9,940,060 to FM under several current and long-term lines of credit at interest rates ranging from FM's prime rate (8.5% at March 31, 1997) plus 0.5% to minus 0.5%.

                              RVM INDUSTRIES, INC.

                                   ----------


6.     Long-Term Debt:
       ---------------

       March 31                                                     1998           1997
                                                                ------------   ------------

         City of Kent, Ohio (a)                                 $  4,000,000   $  4,450,000

         Department of Development of the State of Ohio (b)        1,887,230      2,311,105

         State of Ohio Economic Development Revenue Bonds (c)      1,545,000      1,840,000

         Albex and SABI purchase prices (d)

         Fixed asset term loan agreement (see Note 5)              2,444,869              0

         7% subordinated debentures, payable in 2004, net of
           unamortized discount of $47,553 and $55,252
                                                                     433,747        430,248

         Other                                                       304,626        428,998
                                                                ------------   ------------
                                                                  10,615,472      9,460,351

         Less current portion                                      1,278,033      1,579,982
                                                                ------------   ------------

                                                                $  9,337,439   $  7,880,369
                                                                ============   ============

       (a)    City of Kent, Ohio Variable Rate Demand Industrial Development Revenue Bonds
              due in annual principal payments of $450,000 in 1999 through 2001, $500,000 in
              2002 through 2005, $150,000 in 2006 through 2008, and $100,000 in 2009 and
              2010. Interest is payable monthly and the rate varies weekly (4.0% and 3.80%
              at March 31, 1998 and 1997, respectively). Payment to bondholders is guaranteed by a letter of credit in an amount equal to outstanding principal plus specified interest ($4,080,000 at March 31, 1998) expiring December 15,
              1999 issued by FirstMerit Bank, N.A. at a rate of 1% per annum and collateralized by all equipment owned by Ravens and by the real estate at the
              Kent facility and cross-collateralized with the lines of credit described in
              Note 5. Proceeds from the loan agreement are held by a trustee and released to
              Ravens for approved capital expenditures at the Kent facility. $2,277,935 and
              $2,740,558 held by the trustee at March 31, 1998 and 1997, respectively, were invested in short-term commercial paper and a money market fund.

       (b)    Chapter 166 Direct Loan payable to the Department of Development of the State of Ohio, due in monthly installments of $35,566 including interest at 3.0%.
              The loan matures December 2002 and is collateralized by substantially all machinery and equipment of Albex, the corporate guarantees of Ravens and SABI, and the personal guarantees of Jacob Pollock, Richard D. Pollock and Gertrude
              Pollock, the wife of Jacob Pollock.

                              RVM INDUSTRIES, INC.

                                   ----------


6.     Long-Term Debt, Continued:
       --------------------------

       (c) State of Ohio Economic Development Revenue Bonds are subject to a mandatory semiannual redemption schedule which requires monthly escrow payments of approximately $33,000 including interest at 5.6%. The bonds mature June 1, 2002 and are collateralized by substantially all machinery and equipment of Albex, the corporate guarantees of Ravens and SABI, and the personal guarantees of Jacob Pollock, Richard D. Pollock and Gertrude Pollock, the wife of Jacob Pollock.

              The Chapter 166 Direct Loan and the State of Ohio Economic Development Revenue Bonds contain covenants which limit Albex in certain areas including, among others, total long-term debt to tangible net worth, minimum tangible net worth, and dividend payments. Albex was not in compliance with the long-term debt to tangible net worth covenant at March 31, 1998. The Department of Development of the State of Ohio waived such noncompliance through April 1, 1999.

       (d)    See Note 2.

       Maturities for long-term debt are:

                              Debt Listed    Albex and     Note Payable
                                 Above      SABI Notes (1)  - Bank (2)     Total
                              -----------------------------------------------------

       1999                   $ 1,278,033   $   806,200   $         0   $ 2,084,233
       2000                     1,364,773       806,200    13,759,800    15,930,773
       2001                     1,600,814       806,200             0     2,407,014
       2002                     1,644,228       806,200             0     2,450,428
       2003                     1,334,126       604,650             0     1,938,776
       Thereafter               3,393,498             0             0     3,393,498
                              -----------   -----------   -----------   -----------

                              $10,615,472   $ 3,829,450   $13,759,800   $28,204,722
                              ===========   ===========   ===========   ===========

(1)    See Note 12.

(2)    See Note 5.

                              RVM INDUSTRIES, INC.

                                   ----------


7.     Commitments and Contingent Liabilities:
       ---------------------------------------

       The Company is involved in various claims and litigation arising in the ordinary course of business. Management believes that the outcome of such claims will not have a material adverse effect on the Company's financial position and results of operations and cash flows.

       At March 31, 1998 and 1997, Ravens was contingently liable as guarantor on certain sales contracts of customers in the amount of approximately $552,000 and $454,000, respectively, which are collateralized by the units sold. No reserve for losses has been provided because Ravens has incurred an insignificant amount of losses related to guaranteed sales contracts which generally have maturities less than five years. Ravens guarantees 10-20% of the outstanding balance owed to the finance company by the customers. Ravens recognizes revenue at the time the trailers are sold.

       See Note 2.

8.     Income Taxes:
       -------------

       The provision (benefit) for income taxes consists of the following:

                             1998        1997        1996
                          ----------   ---------    --------

       Current:
           Federal        $  945,527   $ 499,639    $ 14,064
           State              88,253      34,163       7,369
                          ----------   ---------    --------
                           1,033,780     533,802      21,433

       Deferred              451,300     (28,340)     89,540
                          ----------   ---------    --------

                          $1,485,080   $ 505,462    $110,973
                          ==========   =========    ========

                              RVM INDUSTRIES, INC.

                                   ----------


8.     Income Taxes, Continued:
       ------------

       The sources of temporary differences which make up the deferred tax balances are as follows:

       March 31                                                1998           1997
                                                           -----------    -----------

       Deferred income tax assets:
          Warranty reserve                                 $   292,900    $   215,028
          Vacation                                              83,900         57,057
          Deferred interest and amortization of
             discount on debentures                             70,300         71,494
          Allowance for doubtful accounts                       32,700         29,865
          Inventory                                            162,600         23,964
          NOL carryforward                                      65,300         86,011
          Other non-deductible accruals                        111,200         59,730
          Other                                                 92,400              0
                                                           -----------    -----------

                  Total deferred tax assets                    911,300        543,149

       Deferred tax liabilities:
          Depreciable property                              (1,155,700)      (345,444)
          Pension                                              (10,100)       (11,437)
          Other                                                (10,800)          (268)
                                                           -----------    -----------

                  Total deferred tax liabilities            (1,176,600)      (357,149)
                                                           -----------    -----------

       Net deferred income taxes                           $  (265,300)   $   186,000
                                                           ===========    ===========

       At March 31, 1998, the Company had available net operating loss carryforwards of approximately $192,000 for federal income tax purposes, which are subject to limitations based on Ravens' ability to generate future taxable income. These loss carryforwards expire in years through 2006.

                              RVM INDUSTRIES, INC.

                                   ----------


8.     Income Taxes, Continued:
       ------------

       A reconciliation of the federal statutory income tax rate to the effective rate follows:

                                                       1998                          1997                          1996
                                            --------------------------    --------------------------    --------------------------
                                               Amount        Percent        Amount        Percent         Amount         Percent
                                            -----------    -----------    -----------    -----------    -----------    -----------

       Statutory amount and rate            $ 1,196,350           34.0%   $   486,190           34.0%   $   103,874           34.0%
       Effect of:
          State taxes (net of utilization
            of tax loss carryforwards)          110,964            3.1         19,714            1.4          7,369            2.4
          Conversion from S
            Corporation to C
            Corporation for Albex
            and SABI                            261,000            7.4              0            0.0              0            0.0
          Non-deductible expenses                 9,575            0.3          5,917            0.4          5,606            1.8
          Other                                 (92,809)          (2.6)        (6,359)          (0.5)        (5,876)          (1.9)
                                            -----------    -----------    -----------    -----------    -----------    -----------

                                            $ 1,485,080           42.2%   $   505,462           35.3%   $   110,973           36.3%
                                            ===========    ===========    ===========    ===========    ===========    ===========

       Albex and SABI (See Note 2) had calendar year ends, were operated as S-corporations, and, as such, were not liable for federal or state income taxes. Effective April 1, 1997, both Albex and SABI are no longer S-corporations and are subject to federal, state and local income taxes. Accordingly, for informational purposes, the consolidated statements of operations include unaudited pro forma adjustments for income taxes which would have been recorded if Albex and SABI had been taxed as C-corporations, based on the tax laws in effect during those periods.

       The unaudited pro forma income tax benefit of $77,691 presented for 1998 represents the pro forma income tax benefit related to the net loss incurred by Albex and SABI for the quarter ended March 31, 1997 at an approximate effective tax rate of 36.7% for that period. Unaudited pro forma income tax expense (benefit) for the years ended March 31, 1997 and 1996 is as follows:

                                                            Unaudited
                                                    --------------------------

                                                        1997           1996
                                                    -----------    -----------

         Deferred provision (benefit):
             Federal                                $  (250,036)   $  (586,174)
             State                                      (45,901)       (13,802)
                                                    -----------    -----------

             Total                                  $  (295,937)   $  (599,976)
                                                    ===========    ===========

                              RVM INDUSTRIES, INC.

                                   ----------



8.     Income Taxes, Continued:
       ------------

       The differences between unaudited pro forma income taxes at the federal statutory income tax rate and unaudited pro forma income taxes are as follows:

                                                                             Unaudited
                                                    -----------------------------------------------------------

                                                               1997                           1996
                                                    ---------------------------     ---------------------------
                                                       Amount        Percent          Amount         Percent
                                                    -----------     -----------     -----------     -----------

         Statutory amount and rate                  $  (275,787)          (34.0)%   $  (593,420)          (34.0)%
         Effect of:
           State taxes (net of utilization of
             tax loss carryforwards)                    (22,415)           (2.7)         (9,167)           (0.5)
           Other                                          2,265             0.3           2,611             0.1
                                                    -----------     -----------     -----------     -----------

                                                    $  (295,937)          (36.4)%   $  (599,976)          (34.4)%
                                                    ===========     ===========     ===========     ===========

9.     Retirement Plans:
       -----------------

       RVM has defined contribution plans covering salaried and non-union hourly employees of the Company. The purpose of the plans is to provide financial security during retirement by providing employees with an incentive to make regular savings. Contributions of participating employees are matched on the basis of the percentages specified in the respective plans. The cost of such employer contributions was $57,451, $28,110 and $45,436 for 1998, 1997 and 1996, respectively.

       SABI participates in the GMP and Employers Pension Fund, a multi-employer defined benefit pension plan, that covers all of its hourly bargaining unit employees. Pension expense under this plan amounted to $16,406, $19,020 and $25,162 in 1998, 1997 and 1996, respectively. These contributions are determined in accordance with the provisions of a negotiated labor contract and generally are based on the amount of wages earned. Information as to the Company's portion of the accumulated plan benefits, plan net assets and unfunded vested benefits, if any, is not determinable.

       Ravens has a defined benefit pension plan covering approximately 30 hourly employees at its service facility in Dover, Ohio. The plan provides benefits of specified amounts for each year of service. Plan assets at fair value exceeded the projected benefit obligation at March 31, 1998 and 1997, and prepaid pension cost recognized in the balance sheet amounted to $26,769 and $24,304, respectively. Net pension cost for this plan was $21,882, $39,304 and $54,369 for 1998, 1997 and 1996,
       respectively.

       Effective July 1, 1996, Ravens terminated the defined benefit pension plan covering the former hourly employees at the former Elizabeth, West Virginia facility. Ravens contributed approximately $460,000 to the plan and recorded a settlement loss of $390,015 in 1997 for the termination of the plan.

                              RVM INDUSTRIES, INC.

                                   ----------



10.    Series Preferred Stock:
       -----------------------

       RVM is authorized to issue 300,000 shares of series preferred stock, $.01 par value, none of which was issued as of March 31, 1998. The features of the preferred stock may vary, among other things, as to the rate of dividend, conversion privilege and liquidation rights, based upon the resolution of the Board of Directors at the time of issuance.

11.    Earnings (Loss) Per Common Share:
       ---------------------------------

       The Company adopted Statement of Financial Accounting Standards No. 128, Earnings per Share, in the quarter ended December 31, 1997. The pronouncement replaces the presentation of primary earnings per share with a presentation of basic earnings per share. It also requires the presentation of diluted earnings per share reflecting the potential dilution that could occur if all options or contracts to issue common stock were exercised or converted. Basic earnings per share is based on net income divided by the weighted average number of common shares outstanding. Weighted average number of common shares outstanding was 1,935,776, 1,938,140 and 1,943,525 in 1998, 1997 and 1996, respectively.
       Basic earnings per share for the Company is the same as diluted earnings per share.

       Historical earnings per share information for 1997 and 1996 is not presented because Albex and SABI were not tax paying entities in those years and, therefore, the historical results of operations are not indicative of the operating results of the Company on an ongoing basis.

12.    Related Party Transactions:
       ---------------------------

       Albex is the obligor on a note payable to Pollock in the principal amount of $2,900,000 ("Albex Note"), and SABI is the obligor on a note payable to J. Pollock & Company, wholly owned by Pollock, in the principal amount of $1,131,000 ("SABI Note"). The Notes require payment over a five-year term, with interest thereon, at the rate of seven percent (7%) per annum, accruing from and after April 1, 1997. A payment of interest only on the Notes was due on May 1, 1997 and on the first day of each month thereafter through December 1, 1997; a payment of principal in the amount of $48,333 and interest on the Albex Note and in the amount of $18,850 and interest on the SABI Note will be due on January 1, 1998 and on the first day of each month thereafter, until the principal amount (and all interest thereon) of each Note has been paid in full; provided, however, that no payment of principal on either Note will be due during the period that RVM is making payments with respect to the Albex and SABI Purchase Prices. However, interest will continue to accrue and be paid during any period in which no principal payments are being made with respect to the Notes. Annual principal payments of $806,200 are due 1999 through 2002 and $604,650 in 2003. Payments with respect to these Notes are subordinated to the repayment of substantially all other notes payable and long-term debt.

                              RVM INDUSTRIES, INC.

                                   ----------



12.    Related Party Transactions, Continued:
       ---------------------------

       J. Pollock & Company, wholly owned by Pollock, purchases materials and provides or contracts for certain administrative services for the Company and charges the Company at its cost. Such transactions totaled $634,151, $348,417 and $236,357 in 1998, 1997 and 1996, respectively. J. Pollock &
       Company provided management services to the Company under agreements which terminated on December 31, 1997. The Company paid $330,000, $428,000 and $314,000 in 1998, 1997 and 1996, respectively, for these services. $2,872 and $37,721 was owed at March 31, 1998 and 1997.

       The Company leases office and manufacturing space from a corporation in which Richard Pollock and Bruce Pollock are shareholders. The lease is for five years expiring December 31, 1999 at a monthly base rent of $9,300 with annual increases determined by the change in the Consumer Price Index, plus the Company's share of utilities, real estate taxes, insurance, and property maintenance. The Company paid approximately $116,000, $114,000 and $113,000 in 1998, 1997 and 1996, respectively.
       Richard Pollock and Bruce Pollock are sons of Jacob Pollock.

       Since September 1, 1997, the Company has leased office space from Pollock Real Estate, Ltd., of which Pollock and his wife are members. The lease is for three years expiring August 31, 2000 at a monthly base rent of $5,500 plus the Company's share of utilities, real estate taxes, insurance, and property maintenance.
       The Company paid $44,192 in 1998.

       The Company purchased aluminum materials from The Aluminum Warehouse, Inc., of which Richard Pollock and his family are shareholders, totaling $114,356, $87,918 and $103,083 in 1998, 1997 and 1996, respectively.
       $7,801 and $9,793 was owed at March 31, 1998 and 1997. The Company sold aluminum extrusions to The Aluminum Warehouse, Inc. totaling $1,306,480, $409,434 and $258,879 in 1998, 1997 and 1996, respectively. $222,657 and
       $120,007 was owed at March 31, 1998 and 1997.

       The Company hired temporary personnel from Flex-Team Incorporated, wholly owned by the Jacob Pollock Irrevocable Trust, of which Richard Pollock and other family members are beneficiaries, totaling $160,518, $245,233 and $832,628 in 1998, 1997 and 1996, respectively. $47,993 and $0 was owed at March 31, 1998 and 1997, respectively.

       See Note 2 regarding acquisitions from and notes payable to related parties.

       Management believes that the terms of the above transactions are comparable to those which would have been obtainable from unaffiliated sources.

                              RVM INDUSTRIES, INC.

                                   ----------



13.    Stock Options:
       --------------

       RVM's 1993 Stock Option Plan (the "Plan") provides for the granting of options to acquire up to 50,000 shares of the Company's common stock. The Plan authorizes the granting of incentive stock options to employees of the Company and nonqualified stock options to employees, officers and directors, whether or not on the Company's payroll or otherwise paid for services. The Plan provides that the option price shall not be less than 100% of the current market price of the stock on the date of the grant, that the option is exercisable when granted, and that the term of the option shall be fixed at the date of the grant and shall not exceed ten years. The Plan terminates on July 7, 2003. At March 31, 1998, there were 7,979 shares reserved for future issuance under the Plan. The Company has selected the disclosure-only option of Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for stock-based Compensation. In accordance with SFAS No. 123, RVM accounts for its Stock Option Plan in accordance with Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Under APB 25, because the exercise price of the Company's employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized.

       Pro forma information regarding net income and earnings per share is required by SFAS No. 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to March 31, 1995 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1998: risk-free interest rate of 5.7%; a dividend yield of 0%; volatility factor of the expected market price of the Company's common stock of 30%; and a weighted-average expected life of the options of four years. The option valuation model requires the input of highly subjective assumptions, primarily stock price volatility, changes in which can materially affect the fair value estimate. The weighted-average fair values of stock options granted during 1998 was $3.85.

       For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The options granted by the Company in 1998 were fully vested, and therefore the total estimated fair value of the options was recognized as expense in the 1998 amounts below. The Company's pro forma information follows:

                                                    1998            1997            1996
                                               -------------   -------------   -------------
         Net income (loss):
              As reported                      $   1,821,944   $      80,939   $  (1,465,653)
              Pro forma                            1,698,662          80,939      (1,465,653)

         Earnings (loss) per share:
              As reported                      $         .94   $        0.19   $       (0.45)
              Pro forma                                  .88            0.19           (0.45)

                              RVM INDUSTRIES, INC.

                                   ----------



13.    Stock Options, Continued:
       -------------

       A summary of the Company's stock option activity and related information for the years ended March 31 follows:

                                                             1998                     1997                    1996
                                                    ----------------------   ---------------------   ----------------------

                                                                  Weighted-               Weighted-                Weighted-
                                                                   Average                 Average                  Average
                                                                  Exercise                Exercise                 Exercise
                                                     Options       Price      Options      Price     Options        Price
                                                    ---------    ---------   ---------   ---------   ---------    ---------
       Outstanding at beginning of
         year                                          10,000    $    4.00      10,000    $    4.00      10,250   $    4.00
       Granted                                         32,021        12.15           0                        0
       Exercised                                       (2,500)        4.00           0                        0
       Forfeited or cancelled                               0                        0                     (250)       4.00
                                                    ---------                ---------                ---------
       Outstanding and exercisable at
         end of year                                   39,521        10.60      10,000         4.00      10,000        4.00
                                                    =========    =========   =========   =========   =========    =========

       The following table summarizes information about the Company's stock options outstanding at March 31, 1998:


                                                      Weighted-          Weighted-Average
                       Options          Options        Average         Remaining Contractual
       Grant Date    Outstanding      Exercisable    Exercise Price         Life (Years)
       ----------    -----------      -----------    --------------         ------------

          1998          32,021          32,021          $12.15               5
          1995           7,500           7,500            4.00               1

14.    Advertising Costs:
       ------------------

       Advertising costs included in selling, general and administrative expense were $229,455, $198,653 and $292,758 in 1998, 1997 and 1996, respectively.

15.    Concentrations:
       ---------------

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

                              RVM INDUSTRIES, INC.

                                   ----------



16.    Fair Value of Financial Instruments:
       ------------------------------------

       The carrying amounts reported in the balance sheets for cash and cash equivalents, accounts receivable, funds held by trustee for capital expenditures, note payable and accounts payable approximate their fair market values.

       The fair value of the Company's long-term debt was estimated using quoted market rates for similar debt or a discounted cash flow analysis based upon the Company's estimated incremental borrowing rates for similar types of debt. The fair value of the long-term debt at March 31, 1998 was estimated to approximate the carrying amount reported in the balance sheets.

17.    Impairment of Long-Lived Assets:
       --------------------------------

       In accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, the Company reviewed its assets associated with its production facilities and determined that various assets would no longer be used in the business. These assets consisted primarily of dies and various machinery and equipment. Additionally, Albex reduced the value of certain equipment to better reflect the estimate of future cash flows expected to result from the use of the respective equipment and recorded an impairment loss of $371,768 during 1997.

18.    Supplemental Cash Flow Information:
       -----------------------------------

       (A) Cash payments for interest (net of amounts capitalized): 1998 - $1,589,500; 1997 - $1,083,960; and 1996 - $796,936.

       (B) Cash payments for income taxes: 1998 - $1,632,550; 1997 - $408,264; and 1996 - $861,242.

       (C) Noncash investing and financing activities: In 1996, a note payable to Jacob Pollock amounting to $1,452,777 was converted to additional capital, and real estate was contributed to the Company by Jacob Pollock with $450,000 recorded as additional capital. In 1996, $200,000 was included in other current assets as the amount to be received for the sale of real estate.

                              RVM INDUSTRIES, INC.

                                   ----------



19.    Business Segments:
       ------------------

       Each of RVM's subsidiaries operates in one business segment. See Note 1 for a description of the segments. Substantially all the assets are identifiable in segments. Intersegment sales generally are priced at prevailing market prices.

               1998                       RAVENS             ALBEX               SABI            ELIMINATIONS        CONSOLIDATION
-----------------------------------    ------------       ------------       ------------        ------------        ------------

Sales to customers                     $ 52,843,370       $ 15,758,100       $ 11,301,768        $          0        $ 79,903,238
Intersegment sales                                0          6,813,863                855          (6,814,718)                  0
                                       ------------       ------------       ------------        ------------        ------------

     Net sales                         $ 52,843,370       $ 22,571,963       $ 11,302,623        $ (6,814,718)       $ 79,903,238
                                       ============       ============       ============        ============        ============

Income (loss) from operations          $  4,878,058       $   (578,767)      $    653,135        $    (16,126)       $  4,936,300
Depreciation and amortization               543,623            930,419            152,871                   0           1,626,913
Capital expenditures                      1,164,343          3,164,284            120,369                   0           4,448,996
Identifiable assets                      23,769,518         20,963,376          3,951,223            (336,087)         48,348,030

               1997
-----------------------------------

Sales to customers                     $ 41,652,421       $  8,693,952       $ 11,291,848        $          0        $ 61,638,221
Intersegment sales                                0          4,495,653              2,774          (4,498,427)                  0
                                       ------------       ------------       ------------        ------------        ------------

     Net sales                         $ 41,652,421       $ 13,189,605       $ 11,294,622        $ (4,498,427)       $ 61,638,221
                                       ============       ============       ============        ============        ============

Income (loss) from operations          $  2,369,057       $   (896,899)      $    513,038        $    (24,424)       $  1,960,772
Depreciation and amortization               556,126            653,853            166,117                   0           1,376,096
Capital expenditures                        372,325          3,391,541             56,735                   0           3,820,601
Identifiable assets                      19,908,167         15,103,090          3,556,118                   0          38,567,375

               1996
-----------------------------------

Sales to customers                     $ 40,238,755       $ 10,108,780       $ 11,446,335        $          0        $ 61,793,870
Intersegment sales                                0          4,324,623              9,102          (4,333,725)                  0
                                       ------------       ------------       ------------        ------------        ------------

     Net sales                         $ 40,238,755       $ 14,433,403       $ 11,455,437        $ (4,333,725)       $ 61,793,870
                                       ============       ============       ============        ============        ============

Income (loss) from operations          $    807,419       $ (1,085,599)      $    (81,489)       $     85,162        $   (274,507)
Depreciation and amortization               519,290            529,118            163,804                   0           1,212,212
Capital expenditures                      1,588,445          6,839,349             16,260                   0           8,444,054
Identifiable assets                      21,830,801         12,959,743          4,421,165                   0          39,211,709

                              RVM INDUSTRIES, INC.

          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                for the years ended March 31, 1998, 1997 and 1996


             Column A                       Column B                  Column C              Column D          Column E
   -------------------------------          --------          -----------------------       --------          --------
                                                                    Additions
                                                              -----------------------
                                           Balance at         Charged to     Charged                         Balance at
                                           Beginning          Cost and       to Other       Deductions         at End
            Description                    of Period          Expenses       Accounts          (A)             Period
   -------------------------------         ---------          --------       --------       ----------        --------

   Allowance for doubtful accounts

      Period ended:

        March 31, 1998                      $112,000          $123,480          $0          $148,480          $ 87,000

        March 31, 1997                       103,000           154,630           0           145,630           112,000

        March 31, 1996                        97,000           102,742           0            96,742           103,000




(A) Uncollectible accounts written off, net of recoveries

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

             In connection with the audits of the Company's financial statements for each of the two fiscal years ended March 31, 1997, and in the subsequent interim period, there were no disagreements with Coopers & Lybrand L.L.P. on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of Coopers & Lybrand L.L.P., would have caused Coopers & Lybrand L.L.P. to make reference to the matter in their report.

                                    Part III

        ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
                 --------------------------------------------------

             The directors and executive officers of the Registrant are listed below:


         Name                            Age              Since                           Position
         -------------------             -------          --------------------------      ------------------------------------------
         Jacob Pollock                   73               May 3, 1991                     Chairman of the Board, Chief Executive
                                                          (term expires in 1999)          Officer, and Treasurer

         Nicholas T. George              53               May 3, 1991                     Secretary and Director
                                                          (term expires in 2000)

         Richard D. Pollock              42               May 3, 1991                     President and Director
                                                          (term expires in 1998)

         C. Stephen Clegg                47               May 3, 1991                     Director
                                                          (term expires in 1998)

         Lowell P. Morgan                63               July 1, 1991                    President of Ravens, Inc.


         John J. Stitz                   42               July 22, 1991                   Chief Financial Officer and Vice President

             All years in Item 10 refer to calendar years.

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

              Mr. George, an Attorney, was President of the law firm of Nicholas T. George & Associates from 1979 to 1997. He joined the law firm of Buckingham, Doolittle & Burroughs as a partner in 1997.

             Mr. Richard Pollock has served as President of RVM since March 31, 1997, President of Albex since May 1991 and as a Vice President of J. Pollock & Company since February 1990. Prior to joining J. Pollock & Company, he was employed as a Vice President and then President of Barmet Aluminum Corporation for more than five years. Richard Pollock is the son of Jacob Pollock.

             Mr. Clegg has served as Chairman of the Board of Directors and Chief Executive Officer of Diamond Home Services, Inc. since February 1996. He has served as Chairman of the Board of Directors of Mid-West Spring Manufacturing Company, Inc. and Globe Building Materials, Inc. for more than five years, and he is a Director of Birmingham Steel Corporation.

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

        Section 16(a) Beneficial Ownership Reporting Compliance
        -------------------------------------------------------

             Based solely upon a review of copies of Forms 3, 4 and 5 furnished to RVM during or with respect to the fiscal year ended March 31, 1998, RVM is not aware of any person subject to Section 16 of the Securities Exchange Act of 1934 with respect to RVM that failed to file on a timely basis reports required by Section 16(a) during the most recent fiscal year or prior fiscal years.

        ITEM 11.  EXECUTIVE COMPENSATION
                  ----------------------

            The following table discloses compensation in excess of $100,000 awarded to, earned by or paid to any executive officer:

                Name and Principal              Fiscal                                                     All Other
                    Position                     Year             Salary                Bonus            Compensation (1)
         --------------------------------     -------------    -------------     -----------------     --------------------

         Jacob Pollock (2)
           Chief Executive Officer                1998            $127,600            $       0             $      0

         Richard D. Pollock (2)
           President                              1998             183,700                    0                5,511

         Lowell P. Morgan
           President, Ravens, Inc.                1998              82,944               21,580                1,045
                                                  1997              82,975               20,836                1,038
                                                  1996              82,300               21,945                1,042

        (1) Amount contributed to the named person's 401(k) plan account.

        (2) Jacob Pollock and Richard D. Pollock did not receive any cash or noncash compensation from the Company until January 1, 1998. The Company paid $330,000, $428,000 and $314,000 in 1998, 1997 and 1996, respectively, to J. Pollock & Company for general management services. The compensation disclosed was paid by the Company from January 1, 1998 to March 31, 1998 and by J. Pollock & Company from April 1, 1997 to December 31, 1997.

             In 1993, RVM adopted a Stock Option Plan which provides for the granting of options to acquire up to 50,000 shares of its common stock. The Plan authorizes the granting of incentive stock options to employees of the Company and nonqualified stock options to employees, officers and directors, whether or not on the Company's payroll or otherwise paid for services. The Plan provides that the option price shall not be less than 100% (110% in the case of a person owning more than 10% of the Company's stock) of the current market price of the stock on the date of the grant and that the term of the option shall be fixed at the date of the grant. The Plan terminates on July 7, 2003.

             Directors of RVM are paid $1,000 for Board of Directors meetings which they attend. Additional compensation is not paid for committee meetings. In 1995, C. Stephen Clegg and Nicholas T. George were each granted options to purchase 250 shares of common stock. The options have an exercise price of $4.00 per share and expire on April 7, 1999. In 1998, Mr. Clegg and Mr. George were each granted options to purchase 1,000 shares of common stock. The options have an exercise price of $12.00 per share and expire on March 27, 2003.

            The following table discloses for the named executive officers information regarding stock options granted during 1998:

                                                  OPTION GRANTS IN LAST FISCAL YEAR
         -------------------------------------------------------------------------------------------------------------------------
                                                                                                  Potential Realizable Value at
                                                                                                Assumed Annual Rates of Stock Price
                                            Individual Grants                                     Appreciation for Option Term(2)
         --------------------------------------------------------------------------------------- ---------------------------------
                               Number of          % of Total
                              Securities        Options Granted
                              Underlying         to Employees
                                Options           in Fiscal     Exercise or Base
                Name           Granted(#)          Year (1)       Price ($/sh)  Expiration Date     5%($)        10%($)
         -------------------------------------------------------------------------------------------------------------------------

         Jacob Pollock            4,000             13.3%          $ 13.20          3/27/03           $ 8,480       $24,520
         Richard D. Pollock       4,625             15.4             12.00          3/27/03            15,355        33,901
         Lowell P. Morgan         2,200              7.3             12.00          3/27/03             7,304        16,126

        (1) The Company granted options representing 30,021 shares to employees during 1998.

        (2) The dollar amounts in these columns represent the value of the options assuming 5% and 10% rates of appreciation from the market price of the common stock at the date of grant. These appreciation rates are required by the Securities and Exchange Commission when the "Potential Realizable Value" alternative is used and are not intended to represent a forecast of the Company's stock price. Actual gains, if any, in the stock price and on stock option exercises are dependent on the future performance of the common stock and overall market conditions.

        The following table discloses information on options for the named executive officers:

                                   Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values
         ---------------------------------------------------------------------------------------------------------------------
                                                                  Number of Securities          Value of Unexercised In-the-
                                                                 Underlying Unexercised         Money Options at March 31,
                                                               Options at March 31, 1998 (#)               1998 ($)
                                                               -----------------------------   -------------------------------
                                Shares
                               Acquired on      Value
                Name           Exercise(#)     Realized          Exercisable   Unexercisable     Exercisable  Unexercisable
         ---------------------------------------------------------------------------------------------------------------------

         Jacob Pollock                                             4,000            0              $      0       $  0
         Richard D. Pollock                                        4,625            0                     0          0
         Lowell P. Morgan                                          4,700            0                20,000          0


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

                           By: Jacob Pollock, Chairman
                                C. Stephen Clegg

        Performance Graph
        -----------------

             The following line graph shows a comparison of cumulative total returns, assuming reinvestment of dividends, for a hypothetical investment of $100 made on March 31, 1993 in the common stock of RVM, the NASDAQ Composite Index, and an index of peer companies ("peer group") selected by RVM. The peer group consists of the following companies: Dorsey Trailers, Inc., Featherlite Mfg., Inc., Miller Industries, Inc./TN, Wabash National Corp., Supreme Industries, Inc., Easco, Inc., International Aluminum Corporation, and Tredegar Industries, Inc.

            Fruehauf Trailer Corp. ceased business in 1998, was deleted from the peer group, and was replaced by Supreme Industries, Inc. Easco, Inc., International Aluminum Corporation, and Tredegar Industries, Inc. manufacture aluminum extrusions, among other products, and were added to the peer group to provide peer companies to the Albex portion of RVM.

             RVM believes that the large returns in 1998 and 1997 are due to J.C. Bradford & Co. making a market in RVM's common stock beginning in the first quarter of 1997 and Herzeg Heine Geduld making a market beginning in the fourth quarter of 1998. In addition, the Company retained investor relations consultants in January 1998. Prior to May 1996, RVM's common stock did not actively trade, but a market maker quoted bid prices and traded shares infrequently.

                                           RVM                  NASDAQ
                                        Industries,            Composite               Peer
                                           Inc.                  Index                 Group
                                    -------------------     ----------------     -----------------

         3/31/93                            100.00                100.00               100.00
         3/31/94                          1,000.00                107.73               110.68
         3/31/95                          2,500.00                118.41               144.91
         3/31/96                          1,875.00                158.64               127.74
         3/31/97                         13,750.00                177.02               162.95
         3/31/98                         30,000.01                265.99               226.87

        ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
                  --------------------------------------------------------------

            The only owner of record or holder, to the knowledge of RVM as of June 19, 1998, of more than 5% of RVM's Common Stock is set forth in the following table:

               Title of                Name and Address of            Amount and Nature of              Percent of
                 Class                  Beneficial Owner              Beneficial Ownership                 Class
         -------------------      ----------------------------       -------------------------       ----------------

         Common Stock             Jacob Pollock                           1,628,653 (1)                  84.09%
                                  753 W. Waterloo Road
                                  Akron, Ohio  44314

        (1) Jacob Pollock has sole voting and investment power with respect to the listed shares.


             The following shows the ownership of RVM's Common Stock beneficially owned directly or indirectly by each director, and by all directors and officers of RVM as a group, as of June 19, 1998:

               Title of                Name and Address of            Amount and Nature of              Percent of
                 Class                  Beneficial Owner              Beneficial Ownership                 Class
         -------------------      ----------------------------       -------------------------       ----------------

         Common Stock             Jacob Pollock                            1,628,653 (2)                 84.09%
                                  Nicholas T. George                          57,690 (3)                  2.98
                                  C. Stephen Clegg                                 0                      0.00
                                  Richard D. Pollock                          81,535 (3)                  4.21

                                  All directors and officers
                                  as a group (6 persons)                   1,710,188                     88.30


        (2) Jacob Pollock has sole voting and investment power with respect to the listed shares.

        (3) 57,690 shares are held in an irrevocable trust for the benefit of Richard Pollock's children. Richard Pollock and Nicholas T. George, as co-trustees, equally share voting and investment power with respect to these shares. 19,230 shares listed for Richard Pollock are owned by his spouse; Mr. Pollock disclaims beneficial ownership of these shares. The remaining 4,615 shares are owned directly by Mr. Pollock.

        No preferred stock is currently outstanding.

        ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
                  ----------------------------------------------

            J. Pollock & Company, wholly owned by Jacob Pollock, a Director and majority shareholder of RVM, purchases materials and provides or contracts for certain administrative services for the Company and charges the Company at its cost. Such transactions totaled $634,151 in 1998. J. Pollock & Company provided management services to the Company under agreements which terminated on December 31, 1997. The Company paid $330,000 in 1998 for these services. $2,872 was owed at March 31, 1998.

            The Company leases office and manufacturing space from a corporation in which Richard Pollock and Bruce Pollock are shareholders. The lease is for five years expiring December 31, 1999 at a monthly base rent of $9,300 with annual increases determined by the change in the Consumer Price Index, plus the Company's share of utilities, real estate taxes, insurance, and property maintenance. The Company paid approximately $116,000 in 1998. Richard Pollock and Bruce Pollock are sons of Jacob Pollock.

            Since September 1, 1997, the Company has leased office space from Pollock Real Estate, Ltd., of which Jacob Pollock and his wife are members. The lease is for three years expiring August 31, 2000 at a monthly base rent of $5,500 plus the Company's share of utilities, real estate taxes, insurance and property maintenance. The Company paid $44,192 in 1998.

            The Company purchased aluminum materials from The Aluminum Warehouse, Inc., of which Richard Pollock and his family are shareholders, totaling $114,356 in 1998. $7,801 was owed at March 31, 1998. The Company sold aluminum extrusions to The Aluminum Warehouse, Inc. totaling $1,306,480 in 1998. $222,657 was owed at March 31, 1998.

            The Company hired temporary personnel from Flex-Team Incorporated, wholly owned by the Jacob Pollock Irrevocable Trust, of which Richard Pollock and other family members are beneficiaries, totaling $160,518 in 1998. $47,993 was owed at March 31, 1998.

            See Notes 2 and 12 to the consolidated financial statements regarding acquisitions from and notes payable to related parties. See Notes 5 and 6 to the consolidated financial statements regarding guarantees of certain debt of the Company by related parties.

            Management believes that the terms of the above transactions are comparable to those which would have been obtainable from unaffiliated sources.

                                     PART IV

     ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
               ----------------------------------------------------------------

     (a) List of documents filed as part of this report:                             Pages
                                                                                     -----

            (1)   Financial Statements:

                  Report of Independent Auditors                                      17

                  Report of Independent Accountants                                   18

                  Consolidated Balance Sheets, March 31, 1998 and 1997              19 - 20

                  Consolidated Statements of Operations for the years ended
                     March 31, 1998, 1997 and 1996                                    21

                  Consolidated Statements of Changes in Shareholders' Equity
                     for the years ended March 31, 1998, 1997 and 1996                22

                  Consolidated Statements of Cash Flows for the years ended
                     March 31, 1998, 1997 and 1996                                    23

                  Notes to Consolidated Financial Statements                        24 - 42

            (2)   Financial Statement Schedule:

                  II -  Valuation and Qualifying Accounts and Reserves
                            for the years ended March 31, 1998, 1997 and 1996         43

                  All other schedules are omitted because they are not applicable or the required information is presented in the financial statements or the notes thereto.

            (3)   Exhibits required by Item 601 of Regulation S-K:

            Exhibit No.         Item
            -----------         ----

                2(i)            Agreement and Plan of Reorganization among Ravens Metal Products,
                                Inc., RVM Industries, Inc. and Ravens, Inc. was filed as Exhibit 2 to Form 8-B filed March 31, 1997 and is incorporated herein by reference.

                2(ii)           Stock Purchase Agreement for common stock of Albex Aluminum, Inc.
                                and Signs and Blanks, Inc. was filed as Exhibit 2.1 to Form 8-K filed on March 31, 1997 and is incorporated herein by reference.

            Exhibit No.         Item
            -----------         ----


                3(i)            Certificate of Incorporation of RVM was filed as Exhibit 3.1 to Form
                                8-B filed March 31, 1997 and is incorporated herein by reference.

                3(ii)           RVM's By-laws were filed as Exhibit 3.2 to Form 8-B filed March 31,
                                1997 and are incorporated herein by reference.

                10(i)           Management Agreement dated April 1, 1994 between J. Pollock &
                                Company and Registrant was filed as Exhibit 10(vii) to Registrant's
                                Quarterly Report on Form 10-Q for the quarter ended December 31,
                                1994 and is incorporated herein by reference.

                10(ii)          Loan Agreement dated as of December 1, 1994 between the Registrant and City of Kent, Ohio was filed as Exhibit 10(a) on Form 8-K dated
                                December 12, 1994 and is incorporated herein by reference.

                10(iii)         Promissory Note dated December 13, 1994 from the Registrant to the
                                City of Kent, Ohio was filed as Exhibit 10(b) on Form 8-K dated
                                December 12, 1994 and is incorporated herein by reference.

                10(iv)          Reimbursement Agreement dated June 26, 1995 between the Registrant and FirstMerit Bank, N.A. (fka First National Bank of Ohio) was
                                filed as Exhibit 10(v) to Registrant's Annual Report on Form 10-K
                                for the fiscal year ended March 31, 1995 and is incorporated herein by reference.

                10(v)           Guaranty Agreement dated as of July 1, 1995 and executed by the
                                Registrant on August 14, 1995 among Albex Aluminum, Inc., J. Pollock
                                & Company, Ravens Metal Products, Inc., Signs And Blanks, Inc.,
                                Jacob Pollock, Gertrude Pollock, Richard D. Pollock, The Provident
                                Bank, as trustee, and The Director of Development of the State of
                                Ohio was filed as Exhibit 99(b) on Form 8-K dated August 21, 1995 and is incorporated herein by reference.

                10(vi)          Loan Agreement and Promissory Note dated September 30, 1997 between the Registrant and FirstMerit Bank, N.A. was filed as Exhibit 10(i)
                                on Form 10-Q for the quarter ended September 30, 1997 and is incorporated herein by reference.

                10(vii)         Business Loan Agreement and Promissory Note dated September 30, 1997 between the Registrant and FirstMerit Bank, N.A. was filed as
                                Exhibit 10(ii) on Form 10-Q for the quarter ended September 30, 1997 and is incorporated herein by reference.

                10(viii)        Commercial Guaranty dated September 30, 1997 between Jacob Pollock and FirstMerit Bank, N.A. was filed as Exhibit 10(iii) on Form 10-Q for the quarter ended September 30, 1997 and is incorporated herein by reference.

            Exhibit No.         Item
            -----------         ----


                21              Subsidiaries of the Registrant

                23(i)           Consent of Independent Auditors

                23(ii)          Consent of Independent Accountants

                27.1            Financial Data Schedule for the year ended March 31, 1998

                27.2            Restated Financial Data Schedules for the quarters ended December 31, 1996, September 30, 1996 and June 30, 1996

                27.3            Financial Data Schedule for the year ended March 31, 1996 (Restated)

                Executive Compensation Plans and Arrangements
                ---------------------------------------------

                The Registrant's executive compensation plans and arrangements required to be filed as exhibits are listed under Exhibit 10 above.

        (b)     Reports on Form 8-K:

                No reports on Form 8-K were filed during the quarter ended March 31, 1998.

                                   SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

        Date   June 26, 1998                      RVM INDUSTRIES, INC.
            --------------------
                                                  By:  /s/  Jacob Pollock
                                                     -----------------------
                                                     Jacob Pollock, Chief
                                                     Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


        Date   June 26, 1998                           /s/  Jacob Pollock
            --------------------                  -----------------------------
                                                  Jacob Pollock, Director and
                                                  Chief Executive Officer

        Date   June 26, 1998                           /s/  Nicholas T. George
            --------------------                  -----------------------------
                                                  Nicholas T. George, Director

        Date
            --------------------                  -----------------------------
                                                  C. Stephen Clegg, Director

        Date   June 26, 1998                           /s/  Richard D. Pollock
            --------------------                  -----------------------------
                                                  Richard D. Pollock, Director

        Date   June 26, 1998                           /s/  John J. Stitz
            --------------------                  -----------------------------
                                                  John J. Stitz, Chief Financial
                                                  Officer and Principal Accounting
        Date   June 26, 1998                      Officer
            --------------------