Form 10-Q
period 1998-06-30
RVM INDUSTRIES INC
filed 1998-08-14
CIK 82172

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C., 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended June 30, 1998                            Commission File
                                                               No. 0-1709
                                                               -----------------

                              RVM INDUSTRIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               Delaware                                   31-1515410
----------------------------------------         ------------------------------
    (State or other jurisdiction of                    (I.R.S. Employer
    incorporation or organization)                  Identification Number)


753 W. Waterloo Road, Akron, Ohio  44314-1519
--------------------------------------------------------------------------------
(Address of principal executive offices) (Zip Code)


Registrant's telephone number, including area code:  (330) 753-4545


                                 NOT APPLICABLE
--------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed from last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X    No
                                       ---      ---


There were 1,936,755 shares outstanding of the Registrant's common stock as of August 14, 1998.

                              RVM INDUSTRIES, INC.

                           CONSOLIDATED BALANCE SHEETS


                                                                                                  1998
                                                                              ----------------------------------------------

                                                                                   JUNE 30                    MARCH 31
                                                                              ------------------          ------------------
ASSETS

Current assets:
   Cash and cash equivalents                                                    $      740,916               $     846,128

   Receivables:
     Trade, net of allowance for doubtful accounts of $91,400 and $87,000 at
       June 30 and March 31                                                         10,451,719                  10,174,104

     Related party                                                                     176,756                     222,657

   Inventories
     (Excess of replacement or current cost over stated values was
       $1,959,000 and $1,996,000 at June 30 and March 31)                           13,999,355                  11,396,269

   Refundable income taxes                                                             158,106                     453,815

   Deferred income taxes                                                               789,400                     789,400

   Other current assets                                                                214,023                     173,596
                                                                              ------------------          ------------------

       Total current assets                                                         26,530,275                  24,055,969

Property, plant and equipment, net                                                  22,566,837                  21,676,483

Funds held by trustee for capital expenditures                                       2,037,865                   2,277,935

Other assets                                                                           327,051                     337,643
                                                                              ------------------          ------------------

       Total assets                                                             $   51,462,028               $  48,348,030
                                                                              ==================          ==================



        See accompanying notes to the consolidated financial statements.

                              RVM INDUSTRIES, INC.


                                                                                                  1998
                                                                              ----------------------------------------------

                                                                                   JUNE 30                    MARCH 31
                                                                              ------------------          ------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable - trade                                                    $     8,761,921              $    8,737,487
                    - related parties                                                   79,100                      59,775
   Accrued expenses and liabilities:
     Compensation                                                                      760,934                     916,349
     Product warranty                                                                  775,000                     775,000
     Other                                                                             633,664                     891,828
   Current portion of long-term debt  - other                                        1,278,556                   1,278,033
                                      - related parties                                806,200                     806,200
                                                                              ------------------          ------------------

       Total current liabilities                                                    13,095,375                  13,464,672

Note payable - bank                                                                 16,173,282                  13,579,800
Long-term debt                                                                       9,649,807                   9,337,439
Notes payable - related parties                                                      2,966,700                   3,023,250
Deferred income taxes                                                                1,054,700                   1,054,700
                                                                              ------------------          ------------------

       Total liabilities                                                            42,939,864                  40,459,861
                                                                              ------------------          ------------------

Shareholders' equity:
   Common stock, $0.01 par value; authorized shares, 3,000,000;
     issued and outstanding, 1,936,755 shares at June 30 and
     March 31                                                                           19,368                      19,368
   Additional capital                                                                4,783,344                   4,783,344
   Retained earnings                                                                 3,719,452                   3,085,457
                                                                              ------------------          ------------------

       Total shareholders' equity                                                    8,522,164                   7,888,169
                                                                              ------------------          ------------------

       Total liabilities and shareholders' equity                              $    51,462,028              $   48,348,030
                                                                              ==================          ==================


        See accompanying notes to the consolidated financial statements.

                              RVM INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                   THREE MONTHS ENDED JUNE 30
                                                                  1998                    1997

Net sales                                                   $    21,006,285         $    18,865,416

Cost of sales                                                    17,692,988              15,737,143
                                                                 ----------            ------------

         Gross profit                                             3,313,297               3,128,273

Selling, general and administrative expenses                      1,853,929               1,614,635
                                                                 ----------            ------------

         Income from operations                                   1,459,368               1,513,638

Other income (expense):
   Other income                                                      23,302                  22,400
   Interest expense                                                (476,300)               (369,089)
                                                                 ----------            ------------

         Income before income taxes and cumulative effect
           of accounting change                                   1,006,370               1,166,949

Provision for income taxes                                          372,375                 705,898
                                                                 ----------            ------------

         Income before cumulative effect of accounting
           change                                                   633,995                 461,051

Cumulative effect of accounting change                                    0                 211,651
                                                                 ----------            ------------

         Net income                                          $      633,995          $      249,400
                                                            =================       =================

Basic and diluted earnings per share:
   Income before cumulative effect of accounting
     change                                                  $          .33          $          .24
   Cumulative effect of accounting change                                 0                    (.11)
                                                                 ----------            ------------

         Net income                                          $          .33          $          .13
                                                            =================       =================

        See accompanying notes to the consolidated financial statements.

                              RVM INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                     THREE MONTHS ENDED JUNE 30
                                                                                -------------------------------------
                                                                                      1998                1997
                                                                                -----------------    ----------------
Cash flows from operating activities:
   Net income.................................................................      $   633,995          $   249,400
   Adjustments to reconcile net income to net cash provided by (used in)
     operating activities:
     Depreciation and amortization............................................          476,989              377,123
     Deferred income taxes....................................................                0              269,425
     Increase (decrease) in allowance for doubtful accounts...................            4,400               43,292
     Cumulative effect of accounting change...................................                0              205,244
   Increase (decrease) in cash from changes in:
     Receivables  ............................................................         (236,115)          (1,903,716)
     Inventories..............................................................       (2,603,085)            (312,990)
     Other assets.............................................................          (42,166)             (12,366)
     Accounts payable  .......................................................           43,757              910,042
     Refundable and accrued income taxes......................................          295,709              363,419
     Accrued expenses and other current liabilities...........................         (413,577)             (53,705)
                                                                                -----------------    ----------------

     Net cash provided by (used in) operating activities......................       (1,840,093)             135,168
                                                                                -----------------    ----------------

Cash flows from investing activities:
   Capital expenditures.......................................................       (1,355,012)          (1,125,835)
   Investment of income earned on investment of proceeds from long-term debt
     with trustee.............................................................          (23,905)             (34,202)
   Sale of investments and release of funds held by trustee...................          263,975              112,754
                                                                                -----------------    ----------------

     Net cash provided by (used in) investing activities......................       (1,114,942)          (1,047,283)
                                                                                -----------------    ----------------

Cash flows from financing activities:
   Payments on long-term debt.................................................         (283,386)            (357,369)
   Proceeds from (payments on) notes payable - bank, net......................        2,593,482            1,644,477
   Payments on notes payable to related parties...............................          (56,550)                   0
   Proceeds from long-term debt, net of issuance costs........................          596,277                    0
                                                                                -----------------    ----------------

     Net cash provided by (used in) financing activities......................        2,849,823            1,287,108
                                                                                -----------------    ----------------

Net increase (decrease) in cash and cash equivalents..........................         (105,212)             374,993
Cash and cash equivalents at beginning of year................................          846,128              468,572
                                                                                -----------------
                                                                                                     ================
Cash and cash equivalents at end of year......................................      $   740,916          $   843,565
                                                                                =================    ================

        See accompanying notes to the consolidated financial statements.

                              RVM INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

1. The information in this report reflects all adjustments, which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented for RVM Industries, Inc. ("the Company"). All adjustments other than those described in this report are, in the opinion of management, of a normal and recurring nature. These consolidated financial statements include the accounts of RVM's wholly owned subsidiaries: Ravens, Inc. ("Ravens"), Albex Aluminum, Inc. ("Albex") and Signs and Blanks, Inc ("SABI"). All significant intercompany accounts and transactions have been eliminated. Certain amounts in the 1997 financial statements were reclassified to conform to the 1998 presentation.

2. Basic earnings per share is based on net income divided by the weighted average number of common shares outstanding. The weighted average number of common shares outstanding was 1,936,755 in 1998 and 1,934,255 in 1997. Diluted earnings per share reflect the potential dilution that could occur if all options or contracts to issue common stock were issued or converted. Basic earnings per share for the Company is the same as diluted earnings per share.

3. Inventories consist of the following:


                                                 June 30, 1998            March 31, 1998
                                               ------------------      ---------------------

                 Raw materials                  $     8,285,740          $    7,233,712
                 Work in process                      2,343,168               1,202,107
                 Finished goods                       3,370,447               2,960,450
                                               ------------------      ---------------------

                                                $    13,999,355          $   11,396,269
                                               ==================      =====================

       The reserve to reduce the carrying value of inventories from current cost to the LIFO basis amounted to approximately $1,959,000 at June 30 and $1,996,000 at March 31.

4. On April 1, 1997, Albex and SABI changed their fiscal year ends from December 31 to March 31 to conform with the March 31 year ends of RVM and Ravens. A charge of $211,651 was recorded as the cumulative effect of an accounting change reflecting the net loss for Albex and SABI for the quarter ended March 31, 1997. Albex and SABI were S-corporations until March 31, 1997. The undistributed net loss was reclassified from accumulated deficit to additional capital.

5.     Business Segment Information:
       ------------------------------

                                                 RAVENS          ALBEX            SABI        ELIMINATIONS      CONSOLIDATED
                                              ------------    ------------    -------------  -------------     --------------
Three months ended June 30, 1998
------------------------------------------
Sales to customers                             $12,827,043      $5,103,961       $3,075,281   $        0         $21,006,285
Intersegment sales                                       0       2,680,434              376     (2,680,810)                0
                                              ------------    ------------    -------------  -------------     --------------

     Net sales                                 $12,827,043      $7,784,395       $3,075,657   $ (2,680,810)      $21,006,285
                                              ============    ============    =============  =============     ==============

Income (loss) from operations                  $ 1,271,938      $  125,937       $  220,311   $   (158,818)      $ 1,459,368


Three months ended June 30, 1997
------------------------------------------
Sales to customers                             $12,730,008      $3,195,204       $2,940,204   $          0        $18,865,416
Intersegment sales                                       0       1,960,087            (141)     (1,959,946)                 0
                                              ------------    ------------    -------------  -------------     --------------

     Net sales                                 $12,730,008      $5,155,291       $2,940,063   $ (1,959,946)       $18,865,416
                                              ============    ============    =============  =============     ==============

Income (loss) from operations                  $ 1,318,368      $ (17,817)       $  245,155   $    (32,068)        $1,513,638


6. The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), in the quarter ended June 30, 1998. SFAS 130 establishes standards for the reporting and display of "comprehensive income" and its components, in addition to net income, in the financial statements. Comprehensive income includes certain items such as minimum pension liability adjustments, foreign currency translation adjustments, and unrealized gains and losses from investing and hedging activities. Reclassification of comparative financial statements for earlier periods is required. Adoption of SFAS 130 did not have an effect on the Company's financial statements for the periods presented.

                              RVM INDUSTRIES, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  JUNE 30, 1998

                     MATERIAL CHANGES IN FINANCIAL CONDITION

Cash from borrowings was used mainly for capital expenditures on Albex's aluminum billet casting facility and related aluminum scrap processing equipment and Ravens' new building in Kent, Ohio and equipment to cut aluminum coil into sheet. Working capital increased to $13,434,900 at June 30 from $10,591,297 at March 31 due mainly to financing the increase in inventories with the long-term line of credit. Raw materials inventories increased at Ravens by approximately $2,000,000 mainly due to overstocking and were offset by a decrease of approximately $900,000 at Albex. Work in process increased mainly due to Albex producing billets classified as work in process rather than purchasing billets classified as raw materials.

The Company could have borrowed approximately $1,126,000 more than the amount owed on its line of credit at June 30, 1998. In addition, $1,958,854 was available to be borrowed under a fixed asset line of credit.

Although no assurances are possible, the Company believes that its cash resources, credit arrangements, and internally generated funds will be sufficient to meet its operating and capital expenditure requirements for existing operations and to service its debt in the next 12 months and foreseeable future. Cautionary statements: Demand for the Company's products is subject to changes in general economic conditions and in the specific markets in which the Company competes. The Company's liquidity could be adversely affected if Albex is not successful in completing the casting facility and generating sufficient sales of billets.

The Company's sales order backlog for new trailers was approximately $7,000,000 at June 30, 1998 and $6,900,000 at May 31, 1998, the date discussed in Form 10-K for the year ended March 31, 1998.


                    MATERIAL CHANGES IN RESULTS OF OPERATIONS

                Three Months Ended June 30, 1998 Compared to the
                ------------------------------------------------
                        Three Months Ended June 30, 1997
                        --------------------------------

Net sales increased 11.3% mainly due to increased volume of aluminum extrusion and billet sales by Albex. Albex's sales increase at lower margins than Ravens and SABI was the principal cause of the consolidated gross profit margin decreasing to 15.8% from 16.6%. Selling, general and administrative expenses increased to 8.8% from 8.6% of net sales. Interest expense increased mainly due to more debt outstanding during the 1998 period. The provision for income taxes in the 1997 period includes $261,000 for the establishment of deferred income tax assets and liabilities as of April 1, 1997 when Albex and SABI converted from S-corporations to C-corporations. See Note 4 to the consolidated financial statements for an explanation of the cumulative effect of accounting change.

Ravens' net sales increased .76% while income from operations decreased 3.5% and the gross profit margin decreased from 18.3% to 18.0% due to operating expenses increasing at a greater rate than sales.

Albex's net sales to customers other than Ravens and SABI increased 59.7% and income from operations increased by $143,754 as Albex gained customers and increased operating efficiencies. Albex began producing billets for its extrusion operation and customers during the 1997 period.

SABI's net sales increased 4.6% while income from operations decreased 10.1% mainly due to a decline in the gross profit margin from 18.7% to 18.4% and increased selling costs.


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

Ravens installed a new computer in March 1998 at a cost of approximately $100,000 which was capitalized. In January 1998, Ravens retained a consulting firm to assist it in selecting new enterprise software to replace the current integrated manufacturing, inventory, and accounting software. Ravens selected the new software in June 1998 and is currently formulating a plan for training and implementation. Ravens expects to fully implement critical modules of the new software prior to September 30, 1999. The cost to the software vendor for acquiring and installing the new software is expected to be approximately $500,000, the majority of which will be capitalized.

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

                           PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits:

              Exhibit No.                          Item
              -----------                          ----

              27                                   Financial Data Schedule

         (b)  Reports on Form 8-K:

              No reports on Form 8-K were filed during the three months ended June 30, 1998.







                                   SIGNATURES
                                   ----------

              Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   RVM INDUSTRIES, INC.
                                   --------------------------
                                   (Registrant)



                                   By:  /S/ John J. Stitz
                                       ----------------------
                                            John J. Stitz
                                             Chief Financial Officer
                                             and Principal Accounting Officer




              Date:  August 14, 1998