Form 10-Q
period 1998-09-30
RVM INDUSTRIES INC
filed 1998-11-13
CIK 82172

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C., 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended September 30, 1998                              Commission File
                                                                      No. 0-1709
                                                                      ----------------------

                              RVM INDUSTRIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                                 31-1515410
----------------------------------                            ------------------------
 (State or other jurisdiction of                                  (I.R.S. Employer
 incorporation or organization)                                Identification Number)


753 W. Waterloo Road, Akron, Ohio  44314-1519
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

There were 1,936,755 shares outstanding of the Registrant's common stock as of November 13, 1998.

                              RVM INDUSTRIES, INC.

                           CONSOLIDATED BALANCE SHEETS


                                                                                  1998
                                                                      ----------------------------

                                                                      SEPTEMBER 30      MARCH 31
                                                                      ------------    ------------
ASSETS

Current assets:
   Cash and cash equivalents                                          $    841,268    $    846,128

   Receivables:
     Trade, net of allowance for doubtful accounts of $114,600
       and $87,000 at September 30 and March 31                          9,246,093      10,174,104

     Related party                                                         283,731         222,657

   Inventories
     (Excess of replacement or current cost over stated values was
       $1,899,000 and $1,996,000 at September 30 and March 31)          14,955,783      11,396,269

   Refundable income taxes                                                       0         453,815

   Deferred income taxes                                                   789,400         789,400

   Other current assets                                                    265,417         173,596
                                                                      ------------    ------------

       Total current assets                                             26,381,692      24,055,969

Property, plant and equipment, net                                      24,285,314      21,676,483

Funds held by trustee for capital expenditures                           1,607,269       2,277,935

Other assets                                                               315,545         337,643
                                                                      ------------    ------------

       Total assets                                                   $ 52,589,820    $ 48,348,030
                                                                      ============    ============



        See accompanying notes to the consolidated financial statements.

                              RVM INDUSTRIES, INC.

                                                                                                           1998
                                                                                                --------------------------

                                                                                               SEPTEMBER 30      MARCH 31
                                                                                                -----------    -----------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable - trade                                                                     $ 8,702,462    $ 8,737,487
                    - related parties                                                                35,399         59,775
   Accrued expenses and liabilities:
     Compensation                                                                                   918,391        916,349
     Product warranty                                                                               800,000        775,000
     Other                                                                                          642,348        891,828
     Income taxes                                                                                    32,544              0
   Current portion of long-term debt  - other                                                     1,279,220      1,278,033
                                      - related parties                                             806,200        806,200
                                                                                                -----------    -----------

       Total current liabilities                                                                 13,216,564     13,464,672

Note payable - bank                                                                              16,681,636     13,579,800
Long-term debt                                                                                   10,116,014      9,337,439
Notes payable - related parties                                                                   2,620,150      3,023,250
Deferred income taxes                                                                             1,054,700      1,054,700
                                                                                                -----------    -----------

       Total liabilities                                                                         43,689,064     40,459,861
                                                                                                -----------    -----------

Shareholders' equity:
   Common stock, $0.01 par value; authorized shares, 3,000,000; issued and outstanding, 1,936,755 shares at September 30 and March 31
                                                                                                     19,368         19,368
   Additional capital                                                                             4,783,344      4,783,344
   Retained earnings                                                                              4,098,044      3,085,457
                                                                                                -----------    -----------

       Total shareholders' equity                                                                 8,900,756      7,888,169
                                                                                                -----------    -----------

       Total liabilities and shareholders' equity                                               $52,589,820    $48,348,030
                                                                                                ===========    ===========

        See accompanying notes to the consolidated financial statements.

                              RVM INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                 SIX MONTHS ENDED SEPTEMBER 30
                                                            -----------------------------------------
                                                                  1998                    1997
                                                            -----------------       -----------------

Net sales                                                   $    41,971,679         $    36,837,654

Cost of sales                                                    36,154,518              31,185,645
                                                            -----------------       -----------------

         Gross profit                                             5,817,161               5,652,009

Selling, general and administrative expenses                      3,272,168               2,924,761
                                                            -----------------       -----------------

         Income from operations                                   2,544,993               2,727,248

Other income (expense):
   Other income                                                      27,817                  43,270
   Interest expense                                                (965,497)               (755,559)
                                                            -----------------       -----------------

         Income before income taxes and cumulative effect
           of accounting change                                   1,607,313               2,014,959

Provision for income taxes                                          594,726               1,021,782
                                                            -----------------       -----------------

         Income before cumulative effect of accounting
           change                                                 1,012,587                 993,177

Cumulative effect of accounting change                                    0                (211,651)
                                                            -----------------       -----------------

         Net income                                          $    1,012,587          $      781,526
                                                            =================       =================

Basic and diluted earnings per share:
   Income before cumulative effect of accounting
     Change                                                 $           .52         $           .51
   Cumulative effect of accounting change                                 0                    (.11)
                                                            -----------------       -----------------

         Net income                                         $           .52         $           .40
                                                            =================       =================

        See accompanying notes to the consolidated financial statements.

                              RVM INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                THREE MONTHS ENDED SEPTEMBER 30
                                                            -----------------------------------------
                                                                  1998                    1997
                                                            -----------------       -----------------

Net sales                                                   $    20,965,394         $    17,972,238

Cost of sales                                                    18,222,242              15,305,644
                                                            -----------------       -----------------

         Gross profit                                             2,743,152               2,666,594

Selling, general and administrative expenses                      1,657,527               1,452,984
                                                            -----------------       -----------------

         Income from operations                                   1,085,625               1,213,610

Other income (expense):
   Other income                                                       4,515                  20,870
   Interest expense                                                (489,197)               (386,470)
                                                            -----------------       -----------------

         Income before income taxes                                 600,943                 848,010

Provision for income taxes                                          222,351                 315,884
                                                            -----------------       -----------------

         Net income                                         $       378,592         $       532,126
                                                            =================       =================



Basic and diluted earnings per share                        $       .19             $       .27
                                                            =================       =================

        See accompanying notes to the consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                             SIX MONTHS ENDED SEPTEMBER 30
                                                                                          -------------------------------------
                                                                                                1998                1997
                                                                                          -----------------    ----------------
          Cash flows from operating activities:
             Net income.................................................................      $ 1,012,587          $   781,526
             Adjustments to reconcile net income to net cash provided by (used in)
               operating activities:
               Depreciation and amortization............................................          977,877              741,931
               Deferred income taxes....................................................                0              320,050
               Increase (decrease) on accrued product warranty..........................           25,000               10,000
               Increase (decrease) in allowance for doubtful accounts...................           27,600               38,000
               Cumulative effect of accounting change...................................                0              205,244
             Increase (decrease) in cash from changes in:
               Receivables  ............................................................          839,337           (1,067,800)
               Inventories..............................................................       (3,559,514)          (1,914,922)
               Other assets.............................................................          (94,378)              29,788
               Accounts payable  .......................................................          (59,401)           1,949,383
               Refundable and accrued income taxes......................................          486,359               17,178
               Accrued expenses and other current liabilities...........................         (247,438)            (153,371)
                                                                                          -----------------    ----------------

               Net cash provided by (used in) operating activities......................         (591,971)             957,007
                                                                                          -----------------    ----------------

          Cash flows from investing activities:
             Capital expenditures.......................................................       (3,562,054)          (1,986,576)
             Investment of income earned on investment of proceeds from long-term debt
               with trustee.............................................................          (43,696)             (67,924)
             Sale of investments and release of funds held by trustee...................          714,362              202,551
                                                                                          -----------------    ----------------

               Net cash provided by (used in) investing activities......................       (2,891,388)          (1,851,949)
                                                                                          -----------------    ----------------

          Cash flows from financing activities:
             Payments on long-term debt.................................................         (378,693)            (513,267)
             Proceeds from (payments on) notes payable - bank, net......................        3,101,836            1,467,301
             Payments on notes payable to related parties...............................         (403,100)                   0
             Proceeds from long-term debt, net of issuance costs........................        1,158,456                    0
             Proceeds from exercise of stock options....................................                0               10,000
                                                                                          -----------------    ----------------

               Net cash provided by (used in) financing activities......................        3,478,499              964,034
                                                                                          -----------------    ----------------

          Net increase (decrease) in cash and cash equivalents..........................           (4,860)              69,092
          Cash and cash equivalents at beginning of year................................          846,128              468,572
                                                                                          -----------------    ----------------
          Cash and cash equivalents at end of period....................................      $   841,268          $   537,664
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

2. Basic earnings per share is based on net income divided by the weighted average number of common shares outstanding. The weighted average number of common shares outstanding was 1,936,755 in 1998 and 1,935,000 in 1997. Diluted earnings per share reflect the potential dilution that could occur if all options or contracts to issue common stock were issued or converted. Basic earnings per share for the Company is the same as diluted earnings per share.

3.       Inventories consist of the following:

                                           September 30, 1998             March 31, 1998
                                         ------------------------      ---------------------

              Raw materials                  $   8,909,547               $    7,233,712
              Work in process                    2,262,860                    1,202,107
              Finished goods                     3,783,376                    2,960,450
                                         ------------------------      ---------------------

                                             $14,955,783                 $   11,396,269
                                         ========================      =====================

         The reserve to reduce the carrying value of inventories from current cost to the LIFO basis amounted to approximately $1,899,000 at September 30 and $1,996,000 at March 31.

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

5.     Business Segment Information:
       -----------------------------

                                              RAVENS         ALBEX            SABI        ELIMINATIONS      CONSOLIDATED
                                          ------------    -----------     ------------    ------------      ------------
Six months ended September 30, 1998
---------------------------------------
Sales to customers                         $25,866,652    $10,035,604       $6,069,423     $         0      $41,971,679

Intersegment sales                                   0      3,874,412              376      (3,874,788)               0
                                          ------------    -----------     ------------     -----------      -----------
     Net sales                             $25,866,652    $13,910,016       $6,069,799     $(3,874,788)     $41,971,679
                                          ============    ===========     ============     ===========      ===========
Income (loss) from operations              $ 2,381,080    $  (218,850)      $  428,436     $   (45,673)     $ 2,544,993


Six months ended September 30, 1997
---------------------------------------
Sales to customers                         $23,751,782    $ 7,016,185       $6,069,687     $         0      $36,837,654
Intersegment sales                                   0      3,310,275             (141)     (3,310,134)               0
                                          ------------    -----------     ------------     -----------      -----------
     Net sales                             $23,751,782    $10,326,460       $6,069,546     $(3,310,134)     $36,837,654
                                          ============    ===========     ============     ===========      ===========
Income (loss) from operations              $ 2,248,105    $    57,679       $  445,196     $   (23,732)     $ 2,727,248


Three months ended September 30, 1998
---------------------------------------
Sales to customers                         $13,039,609     $4,931,643       $2,994,142     $         0      $20,965,394
Intersegment sales                                   0      1,193,978                0      (1,193,978)               0
                                          ------------    -----------     ------------     -----------      -----------
     Net sales                             $13,039,609     $6,125,621       $2,994,142     $(1,193,978)     $20,965,394
                                          ============    ===========     ============     ===========      ===========
Income (loss) from operations              $ 1,109,142    $  (344,787)      $  208,125     $   113,145      $ 1,085,625


Three months ended September 30, 1997
---------------------------------------
Sales to customers                         $11,021,774    $ 3,820,981       $3,129,483     $         0      $17,972,238
Intersegment sales                                   0      1,350,188                0      (1,350,188)               0
                                          ------------    -----------     ------------     -----------      -----------
     Net sales                             $11,021,774    $ 5,171,169       $3,129,483     $(1,350,188)     $17,972,238
                                          ============    ===========     ============     ===========      ===========
Income (loss) from operations              $   929,737    $    75,496       $  200,041     $     8,336      $ 1,213,610


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

                              RVM INDUSTRIES, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                               SEPTEMBER 30, 1998

                     MATERIAL CHANGES IN FINANCIAL CONDITION

Cash from borrowings was used mainly for operating activities and for capital expenditures primarily by Albex and Ravens. Albex incurred approximately $2,000,000 mainly on its aluminum billet casting facility and related aluminum scrap processing equipment. Ravens incurred approximately $1,500,000 mainly on a new building in Kent, Ohio and equipment to cut aluminum coil into sheet. Working capital increased to $13,165,128 at June 30 from $10,591,297 at March 31 due mainly to financing the increase in inventories with the long-term line of credit. Receivables decreased due to a lower level of sales in September than March. Raw materials inventories increased at Ravens by approximately $1,200,000 and at Albex by approximately $400,000 mainly due too overstocking. Work in process increased mainly due to Albex producing billets classified as work in process rather than purchasing billets classified as raw materials. Finished goods increased mainly due to Ravens building trailers for stock in order to maintain the same level of production.

On September 30, 1998, the Company and FirstMerit Bank, N.A. ("FM") amended its line of credit agreement. The amended agreement provides for borrowings up to $20,000,000 based on eligible accounts receivable and inventories and expires on August 31, 2000. Interest is at FM's prime rate minus 1/4%. The Company could have borrowed approximately $1,212,000 more than the amount owed at September 30, 1998. In addition, $1,396,675 was available to be borrowed under a fixed asset line of credit.

The Company's sales order backlog for new trailers was approximately $4,900,000 and $6,900,000 at September 30 and May 31, 1998, respectively. The decrease in backlog is due to a slower flow of orders while the Company maintained production levels.

Although no assurances are possible, the Company believes that its cash resources, credit arrangements, and internally generated funds will be sufficient to meet its operating and capital expenditure requirements for existing operations and to service its debt in the next 12 months and foreseeable future. Cautionary statements: Demand for the Company's products is subject to changes in general economic conditions and in the specific markets in which the Company competes. The Company's liquidity could be adversely affected if Albex is not successful in generating sufficient sales of billets.



                    MATERIAL CHANGES IN RESULTS OF OPERATIONS

               Six Months Ended September 30, 1998 Compared to the
               ---------------------------------------------------
                       Six Months Ended September 30, 1997
                       -----------------------------------

Net sales increased 13.9% mainly due to increased volume of trailer sales by Ravens and extrusion sales by Albex. Albex's sales increase at lower margins than Ravens and SABI was the principal cause of the consolidated gross profit margin decreasing to 13.9% from 15.3%. Selling, general and administrative expenses were 7.8% and 7.9% of net sales in 1998 and 1997, respectively. Interest expense increased mainly due to more debt outstanding during the 1998 period. The provision for income taxes in the 1997 period includes $261,000 for the establishment of deferred income tax assets and liabilities as of April 1, 1997 when Albex and SABI converted from S-corporations to C-corporations. See Note 4 to the consolidated financial statements for an explanation of the cumulative effect of accounting change. Although income before income taxes and cumulative effect of accounting change decreased by $407,646, the accounting change and establishment of deferred income taxes in the 1997 period caused net income to increase by $231,061.

Ravens' net sales increased 8.9% while income from operations increased 5.8% and the gross profit margin decreased from 17.9% to 17.3% due to operating expenses increasing at a greater rate than sales.

Albex's net sales to customers other than Ravens and SABI increased 43.0% mainly due to increased volume of extrusion sales. Income from operations decreased by $276,529 as Albex experienced difficulties in producing billets during a portion of the second quarter which caused Albex to purchase billets from third parties at unfavorable prices and prevented Albex from absorbing more fixed casting facility costs.

An approximate 2% increase in sales volume by SABI was offset by a price decrease due to a decrease in the cost of aluminum. Income from operations decreased 3.8% mainly due to a decline in the gross profit margin from 14.1% to 13.9% and increased selling costs.

              Three Months Ended September 30, 1998 Compared to the
              -----------------------------------------------------
                      Three Months Ended September 30, 1997
                      -------------------------------------

Net sales increased 16.7% mainly due to increased volume of trailer sales by Ravens and extrusion sales by Albex. Albex's sales increase at lower margins than Ravens and SABI was the principal cause of the consolidated gross profit margin decreasing to 13.1% from 14.8%. Selling, general and administrative expenses decreased to 7.9% from 8.1% of net sales. Interest expense increased mainly due to more debt outstanding during the 1998 period.

Ravens' net sales increased 18.3% while income from operations increased 19.1% even as the gross profit margin decreased from 17.5% to 16.5% due to operating expenses increasing at a greater rate than sales.

Albex's net sales to customers other than Ravens and SABI increased 29.1% mainly due to increased volume of extrusion sales. Income from operations decreased by $420,283 as Albex experienced difficulties in producing billets during a portion of the second quarter which caused Albex to purchase billets from third parties at unfavorable prices and prevented Albex from absorbing more fixed casting facility costs. In addition, advertising and certain administrative expenses increased.

SABI's net sales decreased 4.3% due to an approximate 2% decrease in volume and 2% decrease in sales price. However, income from operations increased 4.0% mainly due to an increase in the gross profit margin from 12.8% to 13.7% as sales of higher margin finished signs increased and sales of lower margin blanks decreased.

                               IMPACT OF YEAR 2000

The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Computer programs that have time-sensitive software may recognize a date using "0" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, the inability to efficiently process transactions such as sales invoices. The Company has completed its assessment of all systems that could be significantly affected by the Year 2000. Significant affected systems are general ledger, billing, costing, inventory, and other accounting related systems. The Company does not have any critical manufacturing equipment that presents Year 2000 exposure to the Company. The Company is not dependent upon any third parties, other than a bank, which could materially impact the Company's results of operations, liquidity, or capital resources. Representatives of the bank have indicated that its critical systems are Year 2000 compliant. The Company has formulated a remediation and implementation plan for each of its subsidiaries.

Ravens installed a new computer in March 1998. In January 1998, Ravens retained a consulting firm to assist it in selecting new enterprise software to replace the current integrated manufacturing, inventory, and accounting software. Ravens selected the new software in June 1998 and is currently training personnel and preparing for implementation. Ravens expects to fully implement critical modules of the new software prior to September 30, 1999. The cost to be paid to the software vendor for acquiring and installing the new software is expected to be approximately $500,000, the majority of which will be capitalized. Approximately $300,000 has been incurred and capitalized as of September 30, 1998.

SABI will either purchase an upgrade to its software or purchase new software. The cost is expected to be less than $50,000, the majority of which will be capitalized. SABI expects to make the software decision by December 31, 1998.

Management of Ravens and SABI believe that they have effective remediation and implementation plans. If they are unable to implement critical modules prior to the Year 2000, date sensitive processes will be performed manually or minor modifications can be made to the current software.

Albex's software is Year 2000 compliant.

The above expenditures are expected to be paid with internally generated cash and with borrowings.

The costs and dates on which the Company believes that it will complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing assumptions of future events, including the continued availability of necessary hardware, software, and personnel for implementation and training, third party modification plans, and other factors. There can be no guarantee that these estimates will be achieved, and actual results could differ materially from those anticipated. In addition, disruptions in the economy resulting from Year 2000 issues could adversely affect the Company.

                           PART II. OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

         An annual meeting of shareholders was held on September 9, 1998 at which time the Board of Directors as previously reported were re-elected or continued unexpired terms. In addition, Louis N. Strike was elected as a Director. Jacob Pollock, holding 1,589,918 shares representing 82.09% of the outstanding shares voted for the nominees. 1,715,803 affirmative votes were cast for the nominees and no negative votes were cast.


Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits:

              Exhibit No.                      Item
              -----------                      ----

              27                      Financial Data Schedule

         (b)  Reports on Form 8-K:

              No reports on Form 8-K were filed during the three months ended September 30, 1998.




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

                              RVM INDUSTRIES, INC.
                              --------------------
                              (Registrant)



                              By:  /S/ John J. Stitz
                                   --------------------
                                       John J. Stitz
                                       Chief Financial Officer
                                       and Principal Accounting Officer




              Date:  November 13, 1998