Form 10-Q
period 1998-12-31
RVM INDUSTRIES INC
filed 1999-02-12
CIK 82172

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C., 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended December 31, 1998                         Commission File
                                                                No. 0-1709
                                                                ---------------

                              RVM INDUSTRIES, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               Delaware                                   31-1515410
----------------------------------------         ------------------------------
    (State or other jurisdiction of                    (I.R.S. Employer
    incorporation or organization)                    Identification Number)


753 W. Waterloo Road, Akron, Ohio  44314-1519
-------------------------------------------------------------------------------
(Address of principal executive offices) (Zip Code)


Registrant's telephone number, including area code:  (330) 753-4545


                                 NOT APPLICABLE
-------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed from last report)


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

There were 1,936,755 shares outstanding of the Registrant's common stock as of February 12, 1999.

                              RVM INDUSTRIES, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                              1998
                                                                     -------------------------
                                                                     DECEMBER 31     MARCH 31
                                                                     -----------   -----------
ASSETS

Current assets:
   Cash and cash equivalents                                         $   771,542   $   846,128

   Receivables:
     Trade, net of allowance for doubtful accounts of $110,000
       and $87,000 at December 31 and March 31                         7,888,394    10,174,104

     Related party                                                       176,665       222,657

   Inventories
     (Excess of replacement or current cost over stated values was
       $1,881,000 and $1,996,000 at December 31 and March 31)         14,648,380    11,396,269

   Refundable income taxes                                                     0       453,815

   Deferred income taxes                                                 789,400       789,400

   Other current assets                                                  277,849       173,596
                                                                     -----------   -----------

       Total current assets                                           24,552,230    24,055,969

Property, plant and equipment, net                                    25,580,060    21,676,483

Funds held by trustee for capital expenditures                           933,637     2,277,935

Other assets                                                             312,294       337,643
                                                                     -----------   -----------

       Total assets                                                  $51,378,221   $48,348,030
                                                                     ===========   ===========



        See accompanying notes to the consolidated financial statements.

                              RVM INDUSTRIES, INC.

                     CONSOLIDATED BALANCE SHEETS, Continued

                                                                      1998
                                                          -------------------------
                                                          DECEMBER 31     MARCH 31
                                                          -----------   -----------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

   Accounts payable
      - trade                                             $ 7,472,129   $ 8,737,487
      - related parties                                        99,024        59,775
   Accrued expenses and liabilities:
     Compensation                                             689,143       916,349
     Product warranty                                         850,000       775,000
     Other                                                  1,093,477       891,828
     Income taxes                                             170,069             0
   Current portion of long-term debt  - other               1,416,900     1,278,033
                                      - related parties       371,200       806,200
                                                          -----------   -----------

       Total current liabilities                           12,161,942    13,464,672

Note payable - bank                                        16,070,893    13,579,800
Long-term debt                                              9,885,466     9,337,439
Notes payable - related parties                             2,998,601     3,023,250
Deferred income taxes                                       1,054,700     1,054,700
                                                          -----------   -----------

       Total liabilities                                   42,171,602    40,459,861
                                                          -----------   -----------

Shareholders' equity:
   Common stock, $0.01 par value; authorized
   shares, 3,000,000; issued and outstanding,
   1,936,755 shares at December 31 and March 31
                                                               19,368        19,368
   Additional capital                                       4,783,344     4,783,344
   Retained earnings                                        4,403,907     3,085,457
                                                          -----------   -----------

       Total shareholders' equity                           9,206,619     7,888,169
                                                          -----------   -----------

       Total liabilities and shareholders' equity         $51,378,221   $48,348,030
                                                          ===========   ===========


        See accompanying notes to the consolidated financial statements.

                              RVM INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                    NINE MONTHS ENDED DECEMBER 31
                                                     ---------------------------
                                                        1998             1997
                                                     ------------    ------------
Net sales                                            $ 62,427,529    $ 57,368,573

Cost of sales                                          54,105,559      48,409,577
                                                     ------------    ------------

         Gross profit                                   8,321,970       8,958,996

Selling, general and administrative expenses            4,813,607       4,679,967
                                                     ------------    ------------

         Income from operations                         3,508,363       4,279,029

Other income (expense):
   Other income                                            55,448          74,578
   Interest expense                                    (1,431,918)     (1,160,324)
   Loss on disposal of equipment                          (39,077)        (15,432)
                                                     ------------    ------------

         Income before income taxes and cumulative
           effect of accounting change                  2,092,816       3,177,851

Provision for income taxes                                774,366       1,490,200
                                                     ------------    ------------

         Income before cumulative effect of
           accounting change                            1,318,450       1,687,651

Cumulative effect of accounting change                          0        (211,651)
                                                     ------------    ------------

         Net income                                  $  1,318,450    $  1,476,000
                                                     ============    ============

Basic and diluted earnings per share:
   Income before cumulative effect of
     accounting change                               $        .68    $        .87
   Cumulative effect of accounting change                       0            (.11)
                                                     ------------    ------------

         Net income                                  $        .68    $        .76
                                                     ============    ============

        See accompanying notes to the consolidated financial statements.

                              RVM INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                  THREE MONTHS ENDED DECEMBER 31
                                                   ----------------------------
                                                       1998             1997
                                                   ------------    ------------
Net sales                                          $ 20,455,850    $ 20,530,919

Cost of sales                                        17,951,041      17,223,932
                                                   ------------    ------------

         Gross profit                                 2,504,809       3,306,987

Selling, general and administrative expenses          1,541,440       1,756,935
                                                   ------------    ------------

         Income from operations                         963,369       1,550,052

Other income (expense):
   Other income                                          38,066          31,308
   Interest expense                                    (466,421)       (404,765)
   Loss on disposal of equipment                        (49,512)        (13,703)
                                                   ------------    ------------

         Income before income taxes                     485,502       1,162,892

Provision for income taxes                              179,640         468,418
                                                   ------------    ------------

         Net income                                $    305,862    $    694,474
                                                   ============    ============

Basic and diluted earnings per share               $        .16    $        .36
                                                   ============    ============


        See accompanying notes to the consolidated financial statements.

                             RVM INDUSTRIES, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            NINE MONTHS ENDED DECEMBER 31
                                                                             -------------------------
                                                                                1998           1997
                                                                             -----------    -----------
Cash flows from operating activities:
    Net income ..........................................................   $ 1,318,450    $ 1,476,000
    Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
      Depreciation and amortization .....................................     1,460,485      1,129,547
      Deferred income taxes .............................................             0        320,050
      Increase (decrease) in accrued product warranty ...................        75,000         85,000
      Increase (decrease) in allowance for doubtful accounts ............        23,000         15,000
      Cumulative effect of accounting change ............................             0        205,244
      Loss on disposal of equipment .....................................        39,077         15,432

    Increase (decrease) in cash from changes in:
      Receivables .......................................................     2,308,701     (1,996,611)
      Inventories .......................................................    (3,252,111)    (1,676,587)
      Other assets ......................................................      (115,876)       (58,418)
      Accounts payable ..................................................    (1,226,110)       809,792
      Refundable and accrued income taxes ...............................       623,884         82,936
      Accrued expenses and other current liabilities ....................       (25,556)       (53,959)
                                                                            -----------    -----------

      Net cash provided by (used in) operating activities ...............     1,228,944        353,426
                                                                            -----------    -----------

 Cash flows from investing activities:
    Capital expenditures ................................................    (5,379,616)    (3,077,669)
    Investment of income earned on investment of proceeds
      from long-term debt with trustee ..................................       (56,747)       (98,609)

    Sale of investments and release of funds held by trustee ............     1,401,045        202,551
    Proceeds from disposal of equipment .................................        13,450            500
                                                                            -----------    -----------

      Net cash provided by (used in) investing activities ...............    (4,021,868)    (2,973,227)
                                                                            -----------    -----------

 Cash flows from financing activities:
    Payments on long-term debt ..........................................    (1,155,485)    (1,290,351)
    Proceeds from (payments on) notes payable - bank, net ...............     2,491,093      2,137,207
    Payments on notes payable to related parties ........................      (459,650)             0
    Proceeds from long-term debt, net of issuance costs .................     1,842,380      1,800,000
    Proceeds from exercise of stock options .............................             0         10,000
                                                                            -----------    -----------

      Net cash provided by (used in) financing activities ...............     2,718,338      2,656,856
                                                                            -----------    -----------

 Net increase (decrease) in cash and cash equivalents ...................       (74,586)        37,055
 Cash and cash equivalents at beginning of year .........................       846,128        468,572
                                                                            -----------    -----------
 Cash and cash equivalents at end of period .............................   $   771,542    $   505,627
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

2. Basic earnings per share is based on net income divided by the weighted average number of common shares outstanding. The weighted average number of common shares outstanding was 1,936,755 in 1998 and 1,936,000 in 1997. Diluted earnings per share reflect the potential dilution that could occur if all options or contracts to issue common stock were issued or converted. Basic earnings per share for the Company is the same as diluted earnings per share.

3.       Inventories consist of the following:

                                             December 31, 1998      March 31, 1998
                                               -----------           -----------
Raw materials                                  $ 7,791,433           $ 7,233,712
Work in process                                  3,112,850             1,202,107
Finished goods                                   3,744,097             2,960,450
                                               -----------           -----------
                                               $14,648,380           $11,396,269
                                               ===========           ===========

       The reserve to reduce the carrying value of inventories from current cost to the LIFO basis amounted to approximately $1,881,000 at December 31 and $1,996,000 at March 31.

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

5.     Business Segment Information:
       -----------------------------

                                          RAVENS         ALBEX            SABI        ELIMINATIONS    CONSOLIDATED
                                       ------------   ------------    ------------    ------------    ------------
Nine months ended December 31, 1998
-------------------------------------
Sales to customers                     $ 38,633,355   $ 15,126,945    $  8,667,229    $          0    $ 62,427,529
Intersegment sales                                0      5,070,350             398      (5,070,748)              0
                                       ------------   ------------    ------------    ------------    ------------
     Net sales                         $ 38,633,355   $ 20,197,295    $  8,667,627    $ (5,070,748)   $ 62,427,529
                                       ============   ============    ============    ============    ============
Income (loss) from operations          $  3,412,489   $   (441,516)   $    546,437    $     (9,047)   $  3,508,363


Nine months ended December 31, 1997
-------------------------------------
Sales to customers                     $ 37,625,092   $ 11,085,901    $  8,657,580    $          0    $ 57,368,573
Intersegment sales                                0      5,158,009            (141)     (5,157,868)              0
                                       ------------   ------------    ------------    ------------    ------------
     Net sales                         $ 37,625,092   $ 16,243,910    $  8,657,439    $ (5,157,868)   $ 57,368,573
                                       ============   ============    ============    ============    ============
Income (loss) from operations          $  3,578,302   $    190,194    $    556,188    $    (45,655)   $  4,279,029


Three months ended December 31, 1998
-------------------------------------
Sales to customers                     $ 12,766,704   $  5,091,340    $  2,597,806    $          0    $ 20,455,850
Intersegment sales                                0      1,195,938              22      (1,195,960)              0
                                       ------------   ------------    ------------    ------------    ------------
     Net sales                         $ 12,766,704   $  6,287,278    $  2,597,828    $ (1,195,960)   $ 20,455,850
                                       ============   ============    ============    ============    ============
Income (loss) from operations          $  1,031,409   $   (222,666)   $    118,001    $     36,625    $    963,369


Three months ended December 31, 1997
-------------------------------------
Sales to customers                     $ 13,873,310   $  4,069,716    $  2,587,893    $          0    $ 20,530,919
Intersegment sales                                0      1,847,734               0      (1,847,734)              0
                                       ------------   ------------    ------------    ------------    ------------
     Net sales                         $ 13,873,310   $  5,917,450    $  2,587,893    $ (1,847,734)   $ 20,530,919
                                       ============   ============    ============    ============    ============
Income (loss) from operations          $  1,328,468   $    132,515    $    110,992    $    (21,923)   $  1,550,052


6. The Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130"), in the quarter ended June 30, 1998. SFAS 130 establishes standards for the reporting and display of "comprehensive income" and its components, in addition to net income, in the financial statements. Comprehensive income includes certain items such as minimum pension liability adjustments, foreign currency translation adjustments, and unrealized gains and losses from investing and hedging activities. Reclassification of comparative financial statements for earlier periods is required. Adoption of SFAS 130 did not have an effect on the Company's financial statements for the periods presented.

       In March 1998, the AICPA issued Statement of Position 98-1 ("SOP 98-1"), Accounting For the Costs of Computer Software Developed For or Obtained For Internal Use. SOP 98-1, which was adopted as of the beginning of the third quarter, requires expensing or capitalizing certain costs incurred in connection with developing or obtaining internal use software. The SOP requires companies to adopt its provisions as of the beginning of the year and restate previously reported interim results. The effect of this accounting change was to increase net income for the three and nine month periods ended December 31, 1998 by approximately

     $4,000. See Impact of Year 2000 in Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of costs.


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                DECEMBER 31, 1998

                     MATERIAL CHANGES IN FINANCIAL CONDITION

Cash from borrowings, operating activities, and funds held by trustee for capital expenditures was used mainly for capital expenditures by Albex and Ravens. Albex incurred approximately $2,400,000 mainly on its aluminum billet casting facility and related aluminum scrap processing equipment. Ravens incurred approximately $2,900,000, of which $1,401,045 was provided by funds held by trustee for capital expenditures, on a new building in Kent, Ohio and equipment to cut aluminum coil into sheet. The building and cut to length equipment are expected to be placed in service in the second quarter of fiscal 2000. Working capital increased to $12,390,288 at December 31 from $10,591,297 at March 31 due mainly to the amendment and restatement of the promissory note from Albex to Jacob Pollock with $435,000 reclassified from current to long-term and utilizing the long-term line of credit to reduce accounts payable and increase inventories. Receivables decreased due to a lower level of sales in December than March. Raw materials inventories increased at SABI by approximately $600,000 mainly in order to defer purchasing inventory at higher prices in calendar 1999. Work in process inventories increased mainly due to Albex producing billets classified as work in process rather than purchasing billets classified as raw materials. Finished goods inventories increased mainly due to Ravens building trailers for stock in order to maintain stable production levels.

On September 30, 1998, the Company and FirstMerit Bank, N.A. ("FM") amended its line of credit agreement. The amended agreement provides for borrowings up to $20,000,000 based on eligible accounts receivable and inventories and expires on August 31, 2000. Interest is at FM's prime rate minus 1/4%. The available collateral was fully borrowed against at December 31, 1998. $712,751 was available to be borrowed under a fixed asset line of credit.

On October 1, 1998 the promissory note from Albex to Jacob Pollock was amended and restated providing for interest only payments from October 1, 1998 through September 1, 1999 and resumption of monthly principal payments in the amount of $48,333 on October 1, 1999. The principal balance was $2,465,000 on December 31, 1998.

The Company's sales order backlog for new trailers was approximately $3,200,000 and $6,900,000 at December 31 and May 31, 1998, respectively. The decrease in backlog is due to an industry decline in flatbed and dump trailer sales; however, order activity has increased somewhat in February 1999 compared to November 1998 through January 1999.

Although no assurances are possible, the Company believes that its cash resources, credit arrangements, and internally generated funds will be sufficient to meet its operating and capital expenditure requirements for existing operations and to service its debt in the next 12 months and foreseeable future. Cautionary statements: Demand for the Company's products is subject to changes in general economic conditions and in the specific markets in which the Company competes. Albex has not reached a level of profitability. The Company's liquidity could be adversely affected if Albex is not successful in generating sufficient sales of billets and achieving profitability.

                    MATERIAL CHANGES IN RESULTS OF OPERATIONS

               Nine Months Ended December 31, 1998 Compared to the
               ---------------------------------------------------
                       Nine Months Ended December 31, 1997
                       -----------------------------------

Consolidated net sales increased 8.8% mainly due to increased volume of trailer sales by Ravens and extrusion sales by Albex. Albex's lower gross profit margin than Ravens and SABI was the principal cause of the consolidated gross profit margin decreasing to 13.3% from 15.6% although Ravens and SABI also experienced declines. Selling, general and administrative expenses were 7.7% and 8.2% of net sales in 1998 and 1997, respectively. Interest expense increased mainly due to more debt outstanding during the 1998 period. The provision for income taxes in the 1997 period includes $261,000 for the establishment of deferred income tax assets and liabilities as of April 1, 1997 when Albex and SABI converted from S-corporations to C-corporations. See Note 4 to the consolidated financial statements for an explanation of the cumulative effect of accounting change. Although income before income taxes and cumulative effect of accounting change decreased by $1,085,035, the $211,651 charge for effect of accounting change and establishment of $261,000 of deferred income taxes in the 1997 period partially accounts for net income decreasing by only $157,550.

Ravens' net sales increased 2.7% due to an increase in volume while income from operations declined 4.6% and the gross profit margin decreased from 18.0% to 16.8% due to operating expenses, particularly warranty expense and salaries, increasing at a greater rate than sales.

Albex's net sales to customers other than Ravens and SABI increased 36.5% mainly due to increased volume of extrusion sales. Albex incurred a loss from operations as the gross profit margin decreased from 6.3% to 3.2% and selling and administrative expenses, particularly marketing expenses and salaries, increased. Albex experienced difficulties in producing billets in the second quarter which caused Albex to purchase billets from third parties at unfavorable prices and prevented Albex from absorbing fixed casting facility costs. Cast house facility additions were put in service in the quarter ended December 31, 1998 adding operating expenses at a greater rate than sales. Albex has substantially completed the casting facility but has not achieved a sufficient level of sales to cover the fixed expenses of the facility.

SABI's net sales increased .1% while income from operations decreased 1.8% mainly due to a decline in the gross profit margin from 14.2% to 14.0%.

              Three Months Ended December 31, 1998 Compared to the
              ----------------------------------------------------
                      Three Months Ended December 31, 1997
                      ------------------------------------

Consolidated net sales decreased .4% with a $1,021,624 increase at Albex offset by a $1,106,606 decrease at Ravens. Albex's lower gross profit margin than Ravens and SABI was the principal cause of the consolidated gross profit margin decreasing to 12.2% from 16.1% although Ravens and SABI also experienced declines. Selling, general and administrative expenses decreased to 7.5% from 8.6% of net sales. Interest expense increased mainly due to more debt outstanding during the 1998 period.

Ravens' net sales decreased 8.0% due mainly to a change in product mix (an increase in flatbed sales and a decrease in dump sales) and a decrease in sales of parts and used trailers. The gross profit margin decreased from 18.1% to 15.8% and income from operations decreased 22.4% due mainly to lower production in the 1998 period.

Albex's net sales to customers other than Ravens and SABI increased 25.1% mainly due to increased volume of extrusion sales. Albex incurred a loss from operations and the gross profit margin decreased from 7.6% to 1.4% as operating expenses of the cast house facility additions exceeded the increase in sales.

SABI's net sales increased .4% and income from operations increased 6.3% mainly due to a decrease in general and administrative expenses which was greater than the effect of a gross profit margin decrease from 14.5% to 14.1%.

                               IMPACT OF YEAR 2000

         The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Computer programs that have time-sensitive software may recognize a date using "0" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, the inability to efficiently process transactions such as sales invoices. The Company has completed its assessment of all systems that could be significantly affected by the Year 2000. Significant affected systems are general ledger, billing, costing, inventory, and other accounting related systems. The Company does not have any critical manufacturing equipment that presents Year 2000 exposure to the Company. The Company has multiple suppliers for all key components and raw materials; and therefore, the Company is not dependent upon any third parties, other than a bank, which could materially impact the Company's results of operations, liquidity, or capital resources. Representatives of the bank have indicated that its critical systems are Year 2000 compliant. The Company has formulated a remediation and implementation plan for each of its subsidiaries.

         Ravens installed a new computer in March 1998. In January 1998, Ravens retained a consulting firm to assist it in selecting new enterprise software to replace the current integrated manufacturing, inventory, and accounting software. Ravens selected the new software in June 1998 and is currently training personnel and implementing the software. The new software was implemented at the wholesale parts operation in February 1999. The trailer sales and retail parts branch is scheduled to begin using the new software on March 1, 1999. Ravens expects to fully implement critical modules of the new software at its manufacturing facilities prior to September 30, 1999. The costs for acquiring and installing the new software is expected to be approximately $600,000, of which approximately $500,000 is expected to be capitalized. Approximately $391,000 has been incurred as of December 31, 1998, of which approximately $354,000 has been capitalized.

         SABI will either purchase an upgrade to its software or purchase new software. The cost is expected to be less than $50,000, the majority of which will be capitalized. SABI expects to make the software decision by March 31, 1999.

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

                           PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibits:

              Exhibit No.                                 Item
              -----------                                 ----

              10 (i) Promissory Note (as amended and restated October 1, 1998) between Albex Aluminum, Inc. & Jacob Pollock

              10 (ii) Promissory Note (as amended and restated March 31, 1997) between Signs and Blanks, Inc. & J. Pollock & Company

              27                    Financial Data Schedule

         (b) Reports on Form 8-K:

              No reports on Form 8-K were filed during the three months ended December 31, 1998.




                                   SIGNATURES
                                   ----------

              In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              RVM INDUSTRIES, INC.
                              --------------------
                                  (Registrant)



  Date:  February 12, 1999            By:  /s/ John J. Stitz
                                           -----------------
                                               John J. Stitz
                                               Chief Financial Officer
                                               and Principal Accounting Officer