Form 10-K405
period 1999-03-31
RVM INDUSTRIES INC
filed 1999-06-29
CIK 82172

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C., 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                                     Commission File
      March 31, 1999                                            No. 0-1709
----------------------                                        -----------------

                              RVM INDUSTRIES, INC.
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Delaware                                 31-1515410
-----------------------------------------        ------------------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                      Identification Number)

753 W. Waterloo Road, Akron, Ohio                          44314-1519
--------------------------------------------     ------------------------------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code:  (330) 753-4545

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


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]

The aggregate market value of the voting stock held by non-affiliates as of June 7, 1999, based on a bid price of $4.50 was approximately $1,019,304. The Registrant has no non-voting common equity.

There were 1,937,505 shares outstanding of the Registrant's common stock as of June 7, 1999.

                       Documents Incorporated by Reference
                       -----------------------------------
                                      None

                              RVM INDUSTRIES, INC.

                       Index to Annual Report on Form 10-K
                    for the Fiscal Year Ended March 31, 1999

PART I                                                                             PAGES
------                                                                             -----
Item 1           Business                                                           3-8

Item 2           Properties                                                         8-9

Item 3           Legal Proceedings                                                   9

Item 4           Submission of Matters to a Vote of Security Holders                 9

PART II
--------
Item 5           Market for Registrant's Common Equity and
                   Related Stockholder Matters                                      10

Item 6           Selected Financial Data                                            11

Item 7           Management's Discussion and Analysis of
                   Financial Condition and Results of Operations                   12-15

Item 7a          Quantitative and Qualitative Disclosures about Market Risk         16

Item 8           Financial Statements and Supplementary Data                       17-43

Item 9           Changes in and Disagreements with Accountants on
                   Accounting and Financial Disclosure                              44

PART III
--------
Item 10          Directors and Executive Officers of the Registrant                45-46

Item 11          Executive Compensation                                            47-49

Item 12          Security Ownership of Certain Beneficial Owners
                   and Management                                                   51

Item 13          Certain Relationships and Related Transactions                     52

PART IV
-------
Item 14          Exhibits, Financial Statement Schedules, and
                   Reports on Form 8-K                                             53-55

                                       2

                                     PART I

ITEM 1. BUSINESS
        --------

COMPANIES

           RVM Industries, Inc. (RVM) is a publicly held holding company. Ravens, Inc. (Ravens), Albex Aluminum, Inc. (Albex), and Signs and Blanks, Inc.
(SABI) are wholly owned subsidiaries of RVM. The "Company" refers to RVM, Ravens, Albex and SABI, collectively. See Note 19 to the consolidated financial statements for financial information about industry segments.

FISCAL YEAR

           RVM's fiscal year ends on March 31. References to 1999, 1998, etc. are for the fiscal years ended March 31, 1999, 1998, etc., respectively.

GENERAL DEVELOPMENT OF THE BUSINESS

           Ravens Metal Products, Inc. was incorporated in the State of West Virginia on April 9, 1956 and reincorporated in the State of Delaware on September 3, 1986. Jacob Pollock (Pollock) acquired majority control on May 3, 1991.

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

MARKETS

   RAVENS

           The principal business of Ravens is the design and manufacture of truck trailers, consisting of platform (flatbed) trailers, drop deck trailers, dump trailers, and dump truck bodies. Since the late 1950s, Ravens has designed and manufactured durable, lightweight aluminum trailers and bodies which provide the advantage of lower operating costs plus higher legal payload capacity. Although Ravens' products are primarily made with aluminum bodies and aluminum chassis, Ravens also manufactures units with steel chassis. Ravens' truck trailers are basically standardized products with a number of optional features available; however, certain variations are often made to satisfy customers' requirements. Ravens also manufactures truck and trailer accessories, including tool boxes, side kits and boxes, bulkheads and other optional equipment. Ravens sells a wide variety of after-market parts for trucks and trailers, including parts for its own trailers. Ravens began selling aluminum utility, snowmobile, and personal watercraft trailers in 1995 but exited this business in 1997.

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

ALBEX

           Albex operates three extrusion presses (1,400 ton, 2,200 ton, and 3,000 ton) for standard and custom soft alloy aluminum extruded shapes. In 1999, Albex shipped approximately 26 million pounds of aluminum extrusions in a market estimated to exceed 2.9 billion pounds. Several of aluminum's physical properties such as tensile strength, corrosion resistance, thermal conductivity, lighter weight than steel, and scrap value for recycling are attractive to a wide range of markets. Albex sells to manufacturers, fabricators and distributors in the transportation, building and construction, consumer durables, and other aluminum extrusion markets. Most sales are to customers in the Midwestern portion of the U.S. Albex's business is not generally seasonal.

           Applications in the transportation market include truck trailers and bodies, utility trailers, recreational vehicles, and railcars. Approximately 22%, 29% and 33% of Albex's net sales in 1999, 1998 and 1997, respectively, were to Ravens. These sales and intercompany inventory profits have been eliminated from the consolidated financial statements.

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

           Albex has reduced Ravens' portion of the extrusion business from 100% to approximately 22% by obtaining new customers. Albex constructed an aluminum billet casting facility in 1997 in order to recycle aluminum scrap generated internally and purchased from suppliers into aluminum billet to be used for producing extrusions and to sell to customers. Albex completed installation of raw material (aluminum scrap) handling equipment and a third billet casting furnace in 1999.

SABI

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

BACKLOG

           Ravens' backlog of orders for new trailers amounted to approximately $9,445,000 at May 31, 1999 compared to approximately $6,900,000 at May 31, 1998.
The backlog is expected to be completed in the current fiscal year. The order backlogs for the extrusion and sign industries are not relevant due to the nature of the industries and customers. These backlogs tend to be low and of short duration.

DISTRIBUTION AND SERVICE

   RAVENS

           Ravens sells and services truck trailers nationally through 65 trailer dealerships located in 31 states and 3 dealerships located in Canada. Ravens owns trailer and parts sales branches located in Dover, Ohio. In addition, Ravens has regional sales managers who support the dealerships and solicit direct sales from fleet customers.

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

   RAVENS

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

           Ravens, particularly, is recognized as a leading manufacturer of aluminum platform trailers. Ravens believes that there are no more than 10 manufacturers of aluminum platform trailers, of which 4 account for approximately 90-95% of the units produced. Ravens believes, based upon 1999 estimates of units registered, that Ravens' market share was approximately 32% and that East Manufacturing Corporation, Benson Truck Bodies, Inc., and Reitnouer, Inc. had market shares of approximately 17%, 20% and 21%, respectively. Ravens strives to compete based upon product performance, but economic conditions and competition with aluminum, composite, and steel manufacturers have caused the importance of price to increase.

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

   ALBEX

           The aluminum extrusion industry is highly competitive with over 100 companies participating in North America. Large, vertically integrated producers of primary aluminum such as Aluminum Company of America and Kaiser Aluminum Corp. dominate the industry. Major independent aluminum extruders such as Easco, Inc. operate multiple facilities on a nationwide basis. Competition is based upon the ability to supply a quality product at a competitive price but is primarily regional in nature due to shipping costs. Albex is able to compete well within a 400 mile radius of its facility due to its ability to cast billet, provide short customer order to shipment times, and provide a wide variety of shapes.

   SABI

           SABI believes that it is one of the five largest companies who together account for approximately 25% of the sign market and that its market share approximates 5-6%. The other four companies are AmSign Corporation, Hall Signs, Inc., Newman Traffic Signs, Inc. (Newman), and Vulcan, Inc. Newman competes against SABI in all geographic markets, whereas the others are strong in particular geographic areas. A large number of other manufacturers, fabricator/dealers, and governmental sign shops account for the other 75% of the sign market.

PATENTS AND TRADEMARKS

           Ravens has a registered trademark for its swirl design finish on its manufactured products. Ravens believes that the swirl finish is a cosmetic feature which favorably distinguishes its trailers and bodies from competitors' products.

EMPLOYEES

           The Company currently employs approximately 495 administrative, sales, engineering, production, and repair and service personnel. The hourly personnel at the Ravens facility in Dover, Ohio are represented by the International Association of Machinists and Aerospace Workers, AFL-CIO, under an agreement which expires on April 18, 2002. The hourly production employees at the Ravens Kent, Ohio facility are represented by the International Association of Bridge, Structural and Ornamental Iron Workers, AFL-CIO, under an agreement that expires on April 15, 2001. The United Steelworkers of America, AFL-CIO, represent Albex's hourly production employees under an agreement which expires on June 5, 2002. SABI's hourly production employees are represented under an agreement expiring on December 31, 2000 with The Glass, Molders, Pottery, Plastics & Allied Workers International Union, AFL-CIO.

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

           Ravens has sufficient production capacity at the Jacksonville and Kent facilities to meet current and projected demand for its current products. Ravens completed construction of a 62,000 square foot steel building at its Kent property on April 30, 1999. The building houses aluminum cut-to-length equipment and provides space for manufacturing new products.

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

           Ravens also owns land and buildings situated on approximately 9.2 acres adjacent to the branch facility in Dover, Ohio. From 1995 to 1997, Ravens utilized the buildings, constructed primarily of concrete block and totaling approximately 36,000 square feet, for manufacturing of utility, snowmobile, and personal watercraft trailers. Ravens relocated the wholesale parts business from Parkersburg, West Virginia in July 1998 to this property.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
           ---------------------------------------------------

           There were no matters submitted to a vote of security holders in the quarter ended March 31, 1999.

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

                                                                      SHARES
                                  HIGH                 LOW            TRADED
                           ---------------------------------------------------
1998
   First quarter                $ 7.000       $ 4.500                35,872
   Second quarter                 7.000         5.000                 4,153
   Third quarter                  8.500         6.500                17,022
   Fourth quarter                12.250         6.500                36,029

1999
   First quarter                 17.000        12.250                 2,600
   Second quarter                14.750         7.000                17,400
   Third quarter                 11.500         4.500                11,500
   Fourth quarter                 7.500         3.875                 1,200

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

           There were approximately 4,000 holders of record of the Registrant's common stock as of June 7, 1999. See Item 12.

ITEM 6.   SELECTED FINANCIAL DATA FOR THE YEARS ENDED MARCH 31
          ----------------------------------------------------

This information should be read in conjunction with the consolidated financial statements and the related notes in Item 8 and Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7.

                                              1999              1998              1997               1996             1995
                                         ----------------  ----------------  ----------------   ---------------  ----------------
Net sales                                $  83,035,031     $  79,903,238     $ 61,638,221       $   61,793,870   $  61,333,643

Income (loss) from operations                4,215,888         4,936,300        1,960,772  (3)        (274,507)      2,624,801

Unusual (expense) income items                       0                 0         (390,015) (4)               0               0

Income (loss) before income taxes and
   accounting change                         2,565,591         3,518,657          586,401           (1,354,680)      2,215,896

Cumulative effect of accounting change (2)           0           211,651                0                    0               0

Net income (loss)                            1,533,341         1,821,944           80,939           (1,465,653)      1,255,096

Basic and diluted earnings per share:(5)
   Income before cumulative effect of
     accounting change                   $        0.79     $        1.05
   Cumulative effect of accounting       $        0.00             (0.11)
     change
                                         ----------------  ----------------

         Net income                      $        0.79     $        0.94
                                         ================  ================

Pro forma basic and diluted earnings
   per share (1)                                           $        1.09     $       0.19       $       (0.45)   $         0.72

Average number of shares used in
   computation of per share amounts (1)      1,936,756         1,935,776        1,938,140            1,943,525       1,943,525

Cash dividends declared per common share $           0     $           0     $          0       $            0   $           0

Total assets                                48,999,890        48,348,030       38,567,375           39,211,709      31,535,760

Total long-term obligations                 27,866,431        26,995,189       18,295,499           17,853,851      13,226,854

Working capital                             10,655,095        10,591,297        2,181,245            2,008,050       3,005,724

Shareholders' equity (deficit)               9,422,510         7,888,169        6,056,225            5,796,700       3,164,038



(1) All per share amounts and number of shares have been restated to reflect a one-for-four reverse stock split effected on December 26, 1995.

(2) Net loss for Albex and SABI for the quarter ended March 31, 1997 recorded as accounting change as Albex and SABI changed their fiscal year ends from December 31 to March 31.

(3)      Includes loss of $371,768 for impairment of long-lived assets.

(4)      Loss on pension settlement.

(5) Historical earnings per share information for 1995 through 1997 is not presented because Albex and SABI were not tax paying entities in those years and, therefore, the historical results of operations are not indicative of the operating results of the Company on an ongoing basis.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ---------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

LIQUIDITY AND CAPITAL RESOURCES

           The Company had cash and cash equivalents of $328,490 and $846,128 at March 31, 1999 and 1998, respectively. The Company could have borrowed approximately $2,260,000 more on a line of credit at March 31, 1999. On September 30, 1998, the Company and FirstMerit Bank, N.A. amended the line of credit agreement to increase allowable borrowings from $18,000,000 to $20,000,000 until August 31, 2000.

           Ravens expects to incur capital expenditures of approximately $400,000 in 2000 for additional improvements and equipment at the 62,000 square foot building in Kent, Ohio. Ravens will cut aluminum sheet for its own use and for customers at the new building. There will be space available for expanded trailer production. These expenditures will be financed mainly by funds held by a trustee for capital expenditures.

           As discussed in Note 2 to the consolidated financial statements, the purchase prices for Albex and SABI are not determinable until Albex's and SABI's earnings for the year ended March 31, 2000, are known. Based solely upon the results for the year ended March 31, 1999, the pro forma calculation of the amount of the Albex Purchase Price would be zero due to the loss and capital expenditures incurred by Albex. The pro forma calculation of the SABI Purchase Price, based solely upon the results for the year ended March 31, 1999, would be $3,666,980. The Company plans to use cash generated internally and from credit arrangements to make payments on the five year notes commencing July 1, 2000, for the purchase of Albex and SABI.

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

           Based upon sales for early 2000 and a sales order backlog for new trailers approximating $9,445,000 at May 31, 1999, the Company is projecting sufficient sales to maintain profitability and meet debt covenants in 2000. However, see the cautionary statement in the above paragraph which indicates factors which could adversely affect profitability. The order backlogs for the extrusion and sign industries are not relevant due to the nature of the industries and customers. These backlogs tend to be low and of short duration.

1999

Cash provided by operating activities of $3,411,718 was used mainly for capital expenditures. Albex completed the aluminum billet casting facility and the scrap handling equipment. Ravens used capital expenditures for construction of a new building for the Kent, Ohio facility. Working capital increased to $10,655,095 at March 31, 1999, from $10,591,297 at March 31, 1998.

1998

           Cash provided by net borrowings was used mainly for approximately $3,200,000 of capital expenditures by Albex for the aluminum billet casting facility and related aluminum scrap processing equipment and for approximately $1,200,000 by Ravens mainly for building improvements and construction of a new building at its Kent, Ohio facility. Working capital increased to $10,591,297 at March 31, 1998 from $2,181,245 due mainly to replacing short-term bank financing with long-term financing and investing cash provided by net income and non-cash items in receivables and inventories. Receivables, inventories, accounts payable--trade, and accrued expenses increased mainly due to increased production and sales.

1997

           Net cash provided by operating activities of $2,454,394 and $2,900,000 from a note payable to Jacob Pollock were used for capital expenditures, mainly at the Albex facility, and to reduce other long-term debt. Working capital increased to $2,181,245 at March 31, 1997, from $2,008,050 at March 31, 1996.

RESULTS OF OPERATIONS

YEARS ENDED MARCH 31, 1999 AND 1998

           Net sales increased 3.9% mainly due to increased volume of aluminum extrusion and billet sales by Albex. Gross profit decreased 3.0% to $11,558,793 in 1999 from $11,913,663 in 1998, and gross profit margin decreased to 13.9% in 1999 from 14.9% in 1998. The cause of the consolidated gross profit percentage decrease was the lower gross margin of Albex compared to Ravens and SABI. Selling, general and administrative expenses increased to 8.8% from 8.7% of net sales as selling, general and administrative expenses increased at a greater rate than net sales. Interest expense increased mainly due to more debt outstanding during 1999 versus 1998. See Note 8 to the consolidated financial statements for a discussion of income taxes. See Note 1 to the consolidated financial statements for an explanation of the cumulative effect of accounting change.

           Ravens' net sales decreased 3.8% due to weaker industry demand for flats and dumps. Income from operations decreased by $210,580 or 4.3% due to lower sales and plant utilization.

           Albex's net sales to customers other than Ravens and SABI increased by $5,309,953 or 33.7%. Albex cast house facility was put into service in December 1998. Loss from operations increased by $452,546 mainly due to start-up and learning costs.

           SABI's gross profit margin increased to 17.1% from 17.0% and operating income decreased by $75,955 or 11.6%. The decrease is attributable to increased selling, general and administrative expenses while gross profit remained at about the prior year's level.

YEARS ENDED MARCH 31, 1998 AND 1997

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

IMPACT OF YEAR 2000

           The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Computer programs that have time-sensitive software may recognize a date using "0" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, the inability to efficiently process transactions such as sales invoices. The Company has completed its assessment of all systems that could be significantly affected by the Year 2000. Significant affected systems are general ledger, billing, costing, inventory, and other accounting related systems. The Company does not have any critical manufacturing equipment that presents Year 2000 exposure to the Company. The Company has multiple suppliers for all key components and raw materials; and therefore, the Company is not dependent upon any third parties, other than a bank, which could materially impact the Company's results of operations, liquidity, or capital resources. Representatives of the bank have indicated that that its critical systems are Year 2000 compliant. The Company has formulated a remediation and implementation plan for each of its subsidiaries.

           Ravens installed a new computer in March 1998. In January 1998, Ravens retained a consulting firm to assist it in selecting new enterprise software to replace the current integrated manufacturing, inventory, and accounting software. Ravens selected the new software in June 1998 and is currently training personnel and implementing the software. The new software was implemented at the wholesale parts operation in February 1999. The trailer sales and retail parts branch began using the new software in March 1999. Ravens expects to fully implement critical modules of the new software at its manufacturing facilities prior to September 30, 1999. The costs for acquiring and installing the new software and computer is expected to be approximately $600,000, of which approximately $500,000 is expected to be capitalized. Approximately $422,000 has been incurred as of March 31, 1999, of which approximately $385,000 has been capitalized.

           SABI will purchase new software and hardware. The cost is expected to be approximately $100,000, the majority of which will be capitalized. SABI expects to make the software decision by June 30, 1999.

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

FORWARD-LOOKING STATEMENTS

Forward-looking statements in this Form 10-K are made pursuant to the safe harbor provisions of Rule 175 promulgated under the Securities Act of 1933. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Potential risks and uncertainties include, but are not limited to: general business and economic conditions; the financial strength of the industries which the company serves; the competitive pricing environment within the markets which the Company serves; labor disruptions; interruptions in the supply of raw materials and services; a significant increase in the price of aluminum; continued availability of credit from lenders and vendors; government regulations; obsolescence of the Company's products and manufacturing technologies; and the inability of outside vendors to make their computer systems Year 2000 compliant in time or the magnitude of the Year 2000 issue being greater than presently anticipated.

ITEM 7a.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
           ----------------------------------------------------------

DERIVATIVE FINANCIAL INSTRUMENTS

The Company does not hold or issue derivative financial instruments for any purposes.

INTEREST RATE EXPOSURE

Based on the Company's overall interest rate exposure as of and during the year ended March 31, 1999, a near-term change in interest rates, within a 95% confidence level based on historical interest rate movements, would not materially affect the Company's consolidated financial position, results of operations or cash flows.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
           -------------------------------------------

Financial Statements:                                                     PAGES
                                                                          -----

          Report of Independent Auditors                                   18

          Report of Independent Accountants                                19

          Consolidated Balance Sheets, March 31, 1999 and 1998            20-21

          Consolidated Statements of Operations
             for the years ended March 31, 1999, 1998 and 1997             22

          Consolidated Statements of Changes in Shareholders'
             Equity for the years ended March 31, 1999, 1998 and 1997      23

          Consolidated Statements of Cash Flows
             for the years ended March 31, 1999, 1998 and 1997             24

          Notes to Consolidated Financial Statements                      25-42

Financial Statement Schedule:

   II -   Valuation and Qualifying Accounts and Reserves
             for the years ended March 31, 1999, 1998 and 1997             43





          All other schedules are omitted because they are not applicable or the required information is presented in the financial statements or the notes thereto.

                         Report of Independent Auditors


To the Shareholders and Board of Directors
RVM Industries, Inc.

We have audited the accompanying consolidated balance sheets of RVM Industries, Inc. and subsidiaries as of March 31, 1999 and 1998, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the years then ended. Our audit also included the financial statement schedule for the years ended March 31, 1999 and 1998, listed in Item 8. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of RVM Industries, Inc. and subsidiaries at March 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for the years ended March 31, 1999 and 1998, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, in fiscal 1998 two subsidiaries changed their fiscal year end to be in conformity with RVM Industries, Inc.




                                                  /s/ ERNST & YOUNG LLP

Akron, Ohio
June 21, 1999

                        Report of Independent Accountants

To the Shareholders and Board of Directors
RVM Industries, Inc.:

We have audited the consolidated financial statements and financial statement schedule of RVM Industries, Inc. and subsidiaries for the year ended March 31, 1997 as listed on page 17 of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of RVM Industries, Inc. for the year ended March 31, 1997 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.




                                                /s/ PRICEWATERHOUSECOOPERS LLP

Cleveland, Ohio
June 6, 1997

                              RVM INDUSTRIES, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                            MARCH 31
                                                                    ------------------------
                                                                        1999          1998
                                                                    -----------  -----------
ASSETS

Current assets:
   Cash and cash equivalents                                        $   328,490  $   846,128

   Receivables:
     Trade, net of allowance for doubtful accounts of $107,000
      and $87,000 in 1999 and 1998                                   10,021,593   10,174,104

     Related party                                                      157,121      222,657

   Inventories                                                       10,697,909   11,396,269

   Refundable income taxes                                              200,997      453,815

   Deferred income taxes                                                758,000      789,400

   Other current assets                                                 201,934      173,596
                                                                    -----------  -----------

       Total current assets                                          22,366,044   24,055,969

Property, plant and equipment, net                                   25,791,627   21,676,483

Funds held by trustee for capital expenditures                          535,583    2,277,935

Other assets                                                            306,636      337,643
                                                                    -----------  -----------

       Total assets                                                 $48,999,890  $48,348,030
                                                                    ===========  ===========



The accompanying notes are an integral part of the consolidated financial statements.

                              RVM INDUSTRIES, INC.

                     CONSOLIDATED BALANCE SHEETS, Continued

                                                                         MARCH 31
                                                                ------------------------
                                                                    1999         1998
                                                                -----------  -----------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable--trade                                      $ 6,552,072  $ 8,737,487
                   --related parties                                167,020       59,775
   Accrued expenses and liabilities:
     Compensation                                                   982,363      916,349
     Product warranty                                               850,000      775,000
     Other                                                        1,064,042      891,828
   Current portion of long-term debt--other                       1,579,252    1,278,033
                                    --related parties               516,200      806,200
                                                                -----------  -----------

       Total current liabilities                                 11,710,949   13,464,672

Note payable--bank                                               13,237,473   13,579,800
Long-term debt                                                   10,211,908    9,337,439
Notes payable--related parties                                    2,797,050    3,023,250
Deferred income taxes                                             1,620,000    1,054,700
                                                                -----------  -----------

       Total liabilities                                         39,577,380   40,459,861
                                                                -----------  -----------

Shareholders' equity:
   Common stock, $0.01 par value; authorized shares,
     3,000,000; issued and outstanding: 1,937,005 shares
     at March 31, 1999, and 1,936,755 shares at March 31, 1998       19,371       19,368
   Additional capital                                             4,784,341    4,783,344
   Retained earnings                                              4,618,798    3,085,457
                                                                -----------  -----------

       Total shareholders' equity                                 9,422,510    7,888,169
                                                                -----------  -----------

       Total liabilities and shareholders' equity               $48,999,890  $48,348,030
                                                                ===========  ===========


The accompanying notes are an integral part of the consolidated financial statements.

                              RVM INDUSTRIES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                    FOR THE YEARS ENDED MARCH 31
                                                             ------------------------------------------
                                                                 1999           1998         1997
                                                             ------------   ------------   ------------
Net sales                                                    $ 83,035,031   $ 79,903,238   $ 61,638,221
Cost of sales                                                  71,476,238     67,989,575     52,983,028
                                                             ------------   ------------   ------------

         Gross profit                                          11,558,793     11,913,663      8,655,193

Selling general and administrative expenses                     7,342,905      6,977,363      6,322,653
Impairment of long-lived assets                                         0              0        371,768
                                                             ------------   ------------   ------------

         Income from operations                                 4,215,888      4,936,300      1,960,772

Other income (expense):
   Other income                                                   153,440        106,810        131,074
   Interest expense                                            (1,922,974)    (1,502,830)    (1,061,336)
   Loss on pension settlement                                           0              0       (390,015)
   Gain (loss) on disposal of property,
     plant and equipment                                          119,237        (21,605)       (54,094)
                                                             ------------   ------------   ------------

         Total other expense, net                              (1,650,297)    (1,417,625)    (1,374,371)
                                                             ------------   ------------   ------------
         Income before income taxes and cumulative
           effect of accounting change                          2,565,591      3,518,675        586,401

Provision for income taxes                                      1,032,250      1,485,080        505,462
                                                             ------------   ------------   ------------

         Income before cumulative effect of
           accounting change                                    1,533,341      2,033,595         80,939

Cumulative effect of accounting change                                  0       (211,651)             0
                                                             ------------   ------------   ------------

         Net income                                          $  1,533,341   $  1,821,944   $     80,939
                                                             ============   ============   ============

Basic and diluted earnings per share:
   Income before cumulative effect of accounting change      $       0.79   $       1.05
   Cumulative effect of accounting change                            0.00          (0.11)
                                                             ------------   ------------

         Net income                                          $       0.79   $       0.94
                                                             ============   ============

Pro forma income data before accounting change:
   Net income as reported                                                   $  1,821,944   $     80,939
   Pro forma income tax benefit                                                   77,691        295,937
   Cumulative effect of accounting change                                        211,651              0
                                                                            ------------   ------------

         Pro forma net income                                               $  2,111,286   $    376,876
                                                                            ============   ============

         Pro forma basic and diluted earnings
           per share                                                        $       1.09   $       0.19
                                                                            ============   ============


The accompanying notes are an integral part of the consolidated financial statements.

                              RVM INDUSTRIES, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                for the years ended March 31, 1999, 1998 and 1997


                                                                 COMMON                   RETAINED   UNRECOGNIZED
                                                     COMMON      STOCK      ADDITIONAL    EARNINGS     PENSION
                                                     SHARES      AMOUNT      CAPITAL      (DEFICIT)   LIABILITY      TOTAL
                                                    ---------  -----------  -----------  -----------  ----------   -----------
Balance at March 31, 1996                           1,943,525  $    19,435  $ 5,812,469  $   180,458  $ (215,662)  $ 5,796,700
     Net income                                                                               80,939                    80,939
     Other comprehensive income:
       Change in unrecognized pension liability                                                          215,662       215,662
                                                                                                                   -----------

     Total comprehensive income                                                                                        296,601
     Reclassification of undistributed net
       loss of S-Corporations                                                  (811,139)     811,139                         0
     Treasury stock purchased and retired              (9,270)         (92)     (16,310)     (20,674)                  (37,076)
                                                    ---------  -----------  -----------  -----------  ----------   -----------

Balance at March 31, 1997                           1,934,255       19,343    4,985,020    1,051,862           0     6,056,225
     Net income                                                                            1,821,944                 1,821,944
     Reclassification of undistributed net
       loss of S-Corporations                                                  (211,651)     211,651                         0
     Stock options exercised                            2,500           25        9,975                                 10,000
                                                    ---------  -----------  -----------  -----------  ----------   -----------

Balance at March 31, 1998                           1,936,755       19,368    4,783,344    3,085,457           0     7,888,169

     Net income                                                                            1,533,341                 1,533,341
     Stock options exercised                              250            3          997                                  1,000
                                                    ---------  -----------  -----------  -----------  ----------   -----------

 Balance at March 31, 1999                          1,937,005  $    19,371  $ 4,784,341  $ 4,618,798  $        0   $ 9,422,510
                                                    =========  ===========  ===========  ===========  ==========   ===========



The accompanying notes are an integral part of the consolidated financial statements.

                              RVM INDUSTRIES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              FOR THE YEARS ENDED MARCH 31
                                                               -----------------------------------------------------------

                                                                     1999                 1998                 1997
                                                               -----------------    -----------------    ------------------
Cash flows from operating activities:
   Net income ...............................................  $     1,533,341      $     1,821,944      $        80,939
   Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
     Depreciation and amortization...........................        2,043,173            1,626,913            1,376,096
     Deferred income taxes...................................          596,700              451,300              (28,340)
     Increase (decrease) in accrued product warranty.........           75,000              235,000               55,000
     Increase (decrease) in allowance for doubtful
       accounts..............................................           20,000              (25,000)               9,000
     Cumulative effect of accounting change..................                0              205,244                    0
     Loss (gain) on disposition of property, plant and
       equipment.............................................         (119,237)              21,605               54,094
     Impairment of long-lived assets.........................                0                    0              371,768
   Increase (decrease) in cash from changes in:
     Receivables --trade.....................................          132,511           (3,643,095)             413,488
                 --related party.............................           65,537             (102,649)             (96,111)
     Inventories.............................................          698,360           (2,719,109)             645,715
     Other current assets....................................          (28,338)              38,052               38,675
     Other assets............................................          (18,204)             (11,355)               7,128
     Accounts payable --trade................................       (2,185,414)           2,585,563           (1,017,325)
                      --related parties......................          107,245             (322,563)             289,170
     Refundable and accrued income taxes.....................          252,816             (548,565)             125,538
     Accrued expenses and other current liabilities..........          238,228              124,949              189,190
     Other long-term liabilities.............................                0                    0             (275,293)
     Unrecognized pension liability..........................                0                    0              215,662
                                                               -----------------    -----------------    ------------------

     Net cash provided by (used in) operating activities.....        3,411,718             (261,766)           2,454,394
                                                               -----------------    -----------------    ------------------

Cash flows from investing activities:
   Capital expenditures......................................       (6,618,179)          (4,448,996)          (3,820,601)
   Grants (expended) received for capital expenditures.......                0                    0             (375,000)
   Proceeds from disposal of property, plant
     and equipment...........................................          628,310                  700              304,731
   Investment of proceeds from long-term debt with trustees
     and income earned on investment of proceeds.............          (64,507)            (125,856)            (166,957)
   Sale of investments and release of funds held
     by trustees.............................................        1,806,859              610,163            1,928,062
                                                               -----------------    -----------------    ------------------

     Net cash provided by (used in) investing activities.....       (4,247,517)          (3,963,989)          (2,129,765)
                                                               -----------------    -----------------    ------------------

Cash flows from financing activities:
   Payments on long-term debt................................       (1,379,442)          (1,340,031)          (1,585,217)
   Proceeds from (payments on) notes payable--bank, net.......         (342,327)           3,599,296           (1,354,925)
   Proceeds from notes and accounts payable to
     related parties.........................................                0                    0            2,900,000
   Payments on notes payable to related parties..............         (516,200)            (201,550)            (250,000)
   Proceeds from long-term debt, net of issuance costs.......        2,555,130            2,535,596                    0
   Purchase of treasury stock................................                0                    0              (37,076)
   Contributed capital.......................................                0                    0                    0
   Proceeds from stock options exercised.....................            1,000               10,000                    0
                                                               -----------------    -----------------    ------------------

     Net cash provided by (used in) financing activities.....          318,161            4,603,311             (327,218)
                                                               -----------------    -----------------    ------------------

Net increase (decrease) in cash and cash equivalents.........         (517,638)             377,556               (2,589)
Cash and cash equivalents at beginning of year...............          846,128              468,572              471,161
                                                               -----------------    -----------------    ------------------
Cash and cash equivalents at end of year.....................  $       328,490      $       846,128      $       468,572
                                                               =================    =================    ==================


The accompanying notes are an integral part of the consolidated financial statements.

                              RVM INDUSTRIES, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   ----------


1.     DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
       POLICIES:

         REORGANIZATION:

         On March 31, 1997, Ravens Metal Products, Inc. changed its name to Ravens, Inc. (Ravens) and effected a reorganization with RVM Industries, Inc. (RVM) pursuant to Section 251(g) of the Delaware General Corporation Law. Each holder of the common stock of Ravens became the holder of an equal number of shares of RVM, a newly created holding company. The holders of RVM common stock have substantially the same rights that they had as holders of the common stock of Ravens. In accordance with code section 368 of the Internal Revenue Code, for tax purposes, the reorganization of RVM and Ravens represented a tax free exchange. RVM filed Form 8-B on March 31, 1997, to register the common stock shares of RVM with the Securities and Exchange Commission. RVM is now a publicly held holding company, and Ravens is a non-public company wholly owned by RVM.

         ACQUISITIONS AND BASIS OF PRESENTATION:

         On March 31, 1997, RVM purchased all of the common stock of Albex Aluminum, Inc. (Albex) and Signs and Blanks, Inc. (SABI) which were S-corporations. See Note 2. This was a business combination by entities under the common control of Jacob Pollock (Pollock). The financial statements of prior years were restated to reflect the combination on an "as if pooling of interests" basis. The undistributed net loss of the S-corporations was reclassified from accumulated deficit to additional capital. All significant intercompany accounts and transactions have been eliminated. References to "the Company" refer to RVM and its wholly owned subsidiaries: Ravens, Albex and SABI.

         DESCRIPTION OF BUSINESS:

         Ravens designs, manufactures, and sells aluminum truck trailers and bodies, including dump trailers, dump bodies and flatbed trailers used in the highway transportation industry throughout the U.S. and Canada. These principal products are sold direct and through a nationwide network of dealerships. Ravens currently has operating facilities in North Carolina, Ohio, and Indiana (see Note 20). Ravens also sells a wide variety of after-market parts for trucks and trailers, including parts for its own trailers.

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

                              RVM INDUSTRIES, INC.

                                   ----------


1.     DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES,
        Continued:

          FISCAL YEAR AND ACCOUNTING CHANGE:

          The fiscal year of RVM and Ravens ends on March 31. References to 1999, 1998, etc. are for the years ended March 31, 1999, 1998, etc., respectively. On April 1, 1997, Albex and SABI changed their fiscal year ends from December 31 to March 31 to conform with the March 31 year ends of RVM and Ravens. A charge of $211,651 has been recorded as the cumulative effect of an accounting change reflecting the net loss for Albex and SABI for the quarter ended March 31, 1997. If the fiscal year ends had changed effective April 1, 1996, net income for the year ended March 31, 1997, would have decreased by $97,796. Their financial statements for the year ended December 31, 1996, were included in these consolidated statements because undue expense and effort would have been required to prepare audited financial statements through March 31, 1997. Significant intervening transactions and events between January 1 and March 31, 1997, have been included in the consolidated financial statements or disclosed in the notes to the financial statements.

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

          INVENTORIES:

          Inventories are valued at the lower of cost or market. The cost of approximately 55% and 57% of the inventories in 1999 and 1998, respectively, was determined under the last-in, first-out (LIFO) method with the cost of the remainder of the inventories determined under the first-in, first-out (FIFO) and weighted average methods of valuation.

                              RVM INDUSTRIES, INC.

                                   ----------

1.     DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES,
       Continued:

          PROPERTY, PLANT AND EQUIPMENT:

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

1.     DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES,
        Continued:

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

          RECLASSIFICATIONS:

          Certain amounts in previously issued financial statements were reclassified to conform to the 1999 presentation.


2.     ACQUISITIONS:

       On March 31, 1997, RVM purchased all the issued and outstanding shares of capital stock of Albex and SABI from Jacob Pollock (Pollock), the owner of all of the shares of Albex and SABI and an officer, director, and the majority shareholder (holding 87.16% of the outstanding common stock as of March 31, 1997) of RVM.

       The purchase price of the Albex and SABI shares will be equal to seven times the average earnings of Albex and SABI, computed for each company, before interest and taxes (plus depreciation and amortization and less capital expenditures) for the fiscal years ending March 31, 1999 and March 31, 2000, less all interest bearing debt, all determined in accordance with generally accepted accounting principles (Albex and SABI Purchase Prices).

       Neither the Albex Purchase Price nor the SABI Purchase Price can be determined until the respective earnings of Albex and SABI for the fiscal year ending March 31, 2000 are known. Payment of the respective Purchase Prices will be recorded as dividends to Pollock at that time. Based solely upon the results for the year ended March 31, 1999, the pro forma calculation of the amount of the Albex Purchase Price would be zero due to the loss and capital expenditures incurred by Albex. The pro forma calculation of the SABI Purchase Price, based solely upon the results for the year ended March 31, 1999, would be $3,666,980.

       The Albex and SABI Purchase Prices will be paid over a five-year term, with interest thereon, at the rate of eight percent (8%) per annum, accruing from and after July 1, 2000. Payments of principal only will be due on July 1, 2000, and payments of principal and interest will be due on August 1, 2000, and on the first day of each month thereafter. Payments on these notes are subordinated to the repayment of substantially all other notes payable and long-term debt.

                              RVM INDUSTRIES, INC.

                                   ----------

3.     INVENTORIES:

       March 31                                         1999             1998
                                                    -------------    ------------
         Raw materials                               $ 5,782,364     $ 7,233,712
         Work in process                               2,160,389       1,202,107
         Finished goods                                2,755,156       2,960,450
                                                     -----------     -----------
                                                     $10,697,909     $11,396,269
                                                     ===========     ===========

       The reserve to reduce the carrying value of inventories from current cost to the LIFO basis amounted to approximately $1,853,000 and $1,996,000 at March 31, 1999 and 1998, respectively.

4.     PROPERTY, PLANT AND EQUIPMENT:

       March 31                                          1999           1998
                                                     -----------     -----------
        Buildings and improvements                   $ 8,185,032     $ 8,029,924
        Machinery and equipment                       19,948,895      18,109,610
        Office equipment                               1,145,277       1,122,296
        Vehicles                                         826,610         559,935
        Construction in progress                       4,213,055       1,001,126
                                                     -----------     -----------

                                                      34,318,869      28,822,891

        Less accumulation depreciation
        and amortization                               8,856,454       7,532,320
                                                     -----------     -----------

                                                      25,462,415      21,290,571
        Land                                             329,212         385,912
                                                     -----------     -----------

                                                     $25,791,627     $21,676,483
                                                     ===========     ===========

       Approximately $2,800,000, $3,200,000 and $3,390,000 of capital expenditures were incurred in 1999, 1998 and 1997, respectively, for a new production facility and casting house in Canton, Ohio. These capital expenditures include capitalized interest of $35,734, $66,480 and $10,440 in 1999, 1998 and 1997, respectively.

       In addition, during 1996, Albex received a grant from the State of Ohio aggregating $375,000 which was deducted from the cost of purchased machinery and equipment. This grant was required to be used for the purchase of machinery and equipment at the Canton, Ohio facility. The terms of the grant also require Albex to employ a specified number of employees at this facility.

                              RVM INDUSTRIES, INC.

                                   ----------


4.     PROPERTY, PLANT AND EQUIPMENT, Continued:

       Approximately $2,642,000, $705,000 and $233,000 of capital expenditures were incurred in 1999, 1998 and 1997, respectively, for a new production facility in Kent, Ohio. These capital expenditures include capitalized interest expense net of capitalized interest income of $113,426, $25,269, and $58,951 in 1999, 1998 and 1997, respectively.

       Rent expense was approximately $219,000, $172,000 and $238,000 in 1999, 1998 and 1997, respectively.

5.     NOTE PAYABLE--BANK:

       On September 30, 1998, the Company entered into a line of credit agreement with FirstMerit Bank, N.A. (FM) replacing its existing agreements. The agreement provides for borrowings up to $20,000,000 based on eligible accounts receivable and inventories expiring on August 31, 2000. Interest is at FM's prime rate (7.75% at March 31, 1999) minus 1/4%. The agreement is collateralized by accounts receivable, inventory, equipment, cash, intangibles and certain real estate. There are covenants relating to the payment of dividends, acquiring treasury stock, the creation of additional indebtedness, minimum tangible net worth, and cash flow coverage. The Company was not in compliance with the cash flow coverage covenant for the year ended March 31, 1999, and on June 21, 1999, the Company received a waiver of such noncompliance from the lender. The Company expects to be in compliance with this covenant for the year ending March 31, 2000. The Company could have borrowed approximately $2,260,000 more than the amount owed FM at March 31, 1999. The Company owed $13,237,473 under this agreement at March 31, 1999.

       On September 30, 1997, the Company and FM entered into a $5,000,000 fixed asset term loan agreement for the financing of certain existing and to be acquired fixed assets. Interest is at FM's prime rate. Repayment terms are interest only for two years and principal plus interest for seven years. The Company owed $5,000,000 under this agreement at March 31, 1999.

       Jacob Pollock provided a $2,500,000 guarantee on the above loan agreements.

       At March 31, 1998, the Company owed $13,579,800 to FM under several current and long-term lines of credit at interest rates ranging from FM's prime rate (8.5% at March 31, 1998) minus 1/4%.

                              RVM INDUSTRIES, INC.

                                   ----------


6.     LONG-TERM DEBT:

       March 31                                                                     1999                        1998
                                                                             -------------------          ------------------
         City of Kent, Ohio (a)                                              $      3,550,000             $      4,000,000

         Department of Development of the State of Ohio (b)                         1,480,141                    1,887,230

         State of Ohio Economic Development Revenue Bonds (c)                       1,235,000                    1,545,000

         Albex and SABI purchase prices (d)

         Fixed asset term loan agreement (see Note 5)                               5,000,000                    2,444,869

         7% subordinated debentures, payable in 2004, net of
           unamortized discount of $37,689 and $47,553                                412,011                      433,747

         Other                                                                        114,008                      304,626
                                                                             -------------------          ------------------
                                                                                   11,791,160                   10,615,472

         Less current portion                                                       1,579,252                    1,278,033
                                                                             -------------------          ------------------

                                                                             $     10,211,908             $      9,337,439
                                                                             ===================          ==================

       (a) City of Kent, Ohio Variable Rate Demand Industrial Development Revenue Bonds due in annual principal payments of $450,000 in 2000 and 2001, $500,000 in 2002 through 2005, $150,000 in 2006 through
              2008, and $100,000 in 2009 and 2010. Interest is payable monthly and the rate varies weekly (3.3% and 4.0% at March 31, 1999 and 1998, respectively). Payment to bondholders is guaranteed by a letter of credit in an amount equal to outstanding principal plus specified interest ($3,620,827 at March 31, 1999) expiring December 15, 1999, issued by FirstMerit Bank, N.A. at a rate of 1% per annum and collateralized by all equipment owned by Ravens and by the real estate at the Kent facility and cross-collateralized with the lines of credit described in Note 5. Proceeds from the loan agreement are held by a trustee and released to Ravens for approved capital expenditures at the Kent facility. $535,583 and $2,277,935 held by the trustee at March 31, 1999 and 1998, respectively, were invested in short-term commercial paper and a money market fund.

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

                              RVM INDUSTRIES, INC.

                                   ----------

6.     LONG-TERM DEBT, Continued:

       (c) State of Ohio Economic Development Revenue Bonds are subject to a mandatory semiannual redemption schedule which requires monthly escrow payments of approximately $33,000 including interest at 5.6%. The bonds mature June 1, 2002, and are collateralized by substantially all machinery and equipment of Albex, the corporate guarantees of Ravens and SABI, and the personal guarantees of Jacob Pollock, Richard D. Pollock and Gertrude Pollock, the wife of Jacob Pollock.

           The Chapter 166 Direct Loan and the State of Ohio Economic Development Revenue Bonds contain covenants which limit Albex in certain areas including, among others, total long-term debt to tangible net worth, minimum tangible net worth and dividend payments. The State of Ohio has agreed to substitute RVM's financial statements in place of Albex's for the purpose of the financial covenant calculations.

       (d) See Note 2.

       Maturities for long-term debt are:

                           Debt Listed Above         Albex and SABI         Note Payable--Bank
                                                        Notes (1)                  (2)                    Total
                           --------------------------------------------------------------------------------------------

         2000              $       1,579,252       $         516,200       $               0       $       2,095,452
         2001                      1,942,928                 806,200              13,237,473              15,986,601
         2002                      2,004,885                 806,200                       0               2,811,085
         2003                      1,702,081                 749,650                       0               2,451,731
         2004                      1,626,299                 435,000                       0               2,061,299
         Thereafter                2,935,715                       0                       0               2,935,715
                           -------------------     --------------------    --------------------    --------------------

                            $     11,791,160       $       3,313,250       $      13,237,473       $      28,341,883
                           ===================     ====================    ====================    ====================

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

       At March 31, 1999 and 1998, Ravens was contingently liable as guarantor on certain sales contracts of customers in the amount of approximately $568,000 and $552,000, respectively, which are collateralized by the units sold. No reserve for losses has been provided because Ravens has incurred an insignificant amount of losses related to guaranteed sales contracts which generally have maturities less than five years. Ravens guarantees 10-20% of the outstanding balance owed to the finance company by the customers. Ravens recognizes revenue at the time the trailers are sold.

       See Note 2.

8.     INCOME TAXES:

       The provision (benefit) for income taxes consists of the following:

                                                  1999                    1998                    1997
                                            ------------------      ------------------      ------------------
          Current:
              Federal                        $      401,867          $      945,527          $      499,639
              State                                  33,683                  88,253                  34,163
                                            ------------------      ------------------      ------------------
                                                    435,550               1,033,780                 533,802

          Deferred                                  596,700                 451,300                 (28,340)
                                            ------------------      ------------------      ------------------

                                             $    1,032,250          $    1,485,080          $      505,462
                                            ==================      ==================      ==================

                              RVM INDUSTRIES, INC.

                                   ----------


8.     INCOME TAXES, Continued:

       The sources of temporary differences which make up the deferred tax balances are as follows:

        March 31                                                          1999                    1998
                                                                   -------------------      ------------------
        Deferred income tax assets:
           Warranty reserve                                        $        321,000         $        292,900
           Vacation                                                         110,000                   83,900
           Deferred interest and amortization of premium or
              discount on debt                                               85,000                   70,300
           Allowance for doubtful accounts                                   36,000                   32,700
           Inventory                                                        190,000                  162,600
           NOL carryforward                                                  57,000                   65,300
           Other non-deductible accruals                                    123,000                  111,200
           Other                                                                  0                   92,400
                                                                   -------------------      ------------------

                   Total deferred tax assets                                922,000                  911,300

        Deferred tax liabilities:
           Depreciable property                                          (1,729,000)              (1,155,700)
           Pension                                                          (14,000)                 (10,100)
           Other                                                            (41,000)                 (10,800)
                                                                   -------------------      ------------------

                   Total deferred tax liabilities                        (1,784,000)              (1,176,600)
                                                                   -------------------      ------------------

        Net deferred income taxes                                  $       (862,000)        $       (265,300)
                                                                   ===================      ==================

       At March 31, 1999, the Company had available net operating loss carryforwards of approximately $168,000 for federal income tax purposes, which are subject to limitations based on Ravens' ability to generate future taxable income. These loss carryforwards expire in years through 2006.

                              RVM INDUSTRIES, INC.

                                   ----------

8.     INCOME TAXES, Continued:

       A reconciliation of the federal statutory income tax rate to the effective rate follows:

                                                     1999                          1998                         1997
                                         -----------------------------  ---------------------------  ----------------------------
                                            Amount         Percent         Amount        Percent        Amount         Percent
                                         --------------  -------------  -------------  ------------  --------------  ------------

       Statutory amount and rate         $    872,301        34.0%      $  1,196,350       34.0%     $   486,190         34.0%
       Effect of:
          State taxes (net of
             utilization of tax loss           99,538         3.9            110,964        3.1           19,714          1.4
             carryforwards)
          Conversion from S
             Corporation to C
             Corporation for Albex
             and SABI                               0         0.0            261,000        7.4                0          0.0
          Non-deductible expenses              11,014         0.4              9,575        0.3            5,917          0.4
          Other                                49,397         1.9            (92,809)      (2.6)          (6,359)        (0.5)
                                         ------------        ----       ------------       ----      ----------          ----
                                         $  1,032,250        40.2%      $  1,485,080       42.2%     $  505,462          35.3%
                                         ============        ====       ============       ====      ==========          ====

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

       The unaudited pro forma income tax benefit of $77,691 presented for 1998 represents the pro forma income tax benefit related to the net loss incurred by Albex and SABI for the quarter ended March 31, 1997, at an effective tax rate of 36.7% for that period. Unaudited pro forma income tax (benefit) for the year ended March 31, 1997, is as follows:

                                                       Unaudited
                                                   ------------------
          Deferred provision (benefit):
              Federal                               $     (250,036)
              State                                        (45,901)
                                                   ------------------

              Total                                 $     (295,937)
                                                   ==================

                              RVM INDUSTRIES, INC.

                                   ----------

8.     INCOME TAXES, Continued:

       The differences between unaudited pro forma income taxes at the federal statutory income tax rate and unaudited pro forma income taxes for the year ended March 31, 1997, are as follows:

                                                               Unaudited
                                                  -------------------------------------
                                                       Amount              Percent
                                                  -----------------    ----------------
       Statutory amount and rate                  $     (275,787)          (34.0)%
       Effect of:
         State taxes (net of utilization of tax
           loss carryforwards)                           (22,415)           (2.7)
         Other                                             2,265             0.3
                                                  -----------------    ----------------

                                                  $     (295,937)          (36.4)%
                                                  =================    ================


9.     RETIREMENT PLANS:

       RVM has defined contribution plans covering salaried and non-union hourly employees of the Company. The purpose of the plans is to provide financial security during retirement by providing employees with an incentive to make regular savings. Contributions of participating employees are matched on the basis of the percentages specified in the respective plans. The cost of such employer contributions was $94,669, $57,451 and $28,110 for 1999, 1998 and 1997, respectively.

       SABI participates in the GMP and Employers Pension Fund, a multi-employer defined benefit pension plan, that covers all of its hourly bargaining unit employees. Pension expense under this plan amounted to $20,002, $16,406 and $19,020 in 1999, 1998 and 1997, respectively. These contributions are determined in accordance with the provisions of a negotiated labor contract and generally are based on the amount of wages earned. Information as to SABI's portion of the accumulated plan benefits, plan net assets and unfunded vested benefits, if any, is not determinable.

       Ravens has a defined benefit pension plan covering approximately 30 hourly employees at its service facility in Dover, Ohio. The plan provides benefits of specified amounts for each year of service. Plan assets at fair value exceeded the projected benefit obligation at March 31, 1999 and 1998, and prepaid pension cost recognized in the balance sheet amounted to $36,685 and $26,769, respectively. Net pension cost for this plan was $11,751, $21,882 and $39,304 for 1999, 1998 and 1997,
       respectively.

       Effective July 1, 1996, Ravens terminated the defined benefit pension plan covering the former hourly employees at the former Elizabeth, West Virginia facility. Ravens contributed approximately $460,000 to the plan and recorded a settlement loss of $390,015 in 1997 for the termination of the plan.

                              RVM INDUSTRIES, INC.

                                   ----------

10.    SERIES PREFERRED STOCK:

       RVM is authorized to issue 300,000 shares of series preferred stock, $.01 par value, none of which was issued as of March 31, 1999. The features of the preferred stock may vary, among other things, as to the rate of dividend, conversion privilege and liquidation rights, based upon the resolution of the Board of Directors at the time of issuance.

11.    EARNINGS PER SHARE:

       Earnings per share is computed in accordance with Statement of Financial Accounting Standards No. 128, Earnings per Share, which requires the presentation of basic earnings per share and diluted earnings per share reflecting the potential dilution that could occur if all options or contracts to issue common stock were exercised or converted. Basic earnings per share is based on net income divided by the weighted average number of common shares outstanding. Weighted average number of common shares outstanding was 1,936,756, 1,935,776 and 1,938,140 in 1999, 1998
       and 1997, respectively. Basic earnings per share for the Company is the same as diluted earnings per share.

       Historical earnings per share information for 1997 is not presented because Albex and SABI were not tax paying entities in those years and, therefore, the historical results of operations are not indicative of the operating results of the Company on an ongoing basis.

12.    RELATED PARTY TRANSACTIONS:
       Albex is the obligor on a note payable to Jacob Pollock in the principal amount of $2,900,000 (Albex Note), and SABI is the obligor on a note payable to J. Pollock & Company, wholly owned by Pollock, in the principal amount of $1,131,000 (SABI Note). The Notes require payment over a five-year term, with interest thereon, at the rate of seven percent (7%) per annum, accruing from and after April 1, 1997. A payment of principal in the amount of $48,333 and interest on the Albex Note and in the amount of $18,850 and interest on the SABI Note is due on the first day of each month until the principal amount (and all interest thereon) of each Note has been paid in full; provided, however, that no payment of principal on either Note will be due during the period that RVM is making payments with respect to the Albex and SABI Purchase Prices. However, interest will continue to accrue and be paid during any period in which no principal payments are being made with respect to the Notes. An annual principal payment of $516,200 is due in 2000, $806,200 is due in 2001 and 2002, $749,650 is due in 2003 and
       $435,000 is due in 2004. Payments with respect to these Notes are subordinated to the repayment of substantially all other notes payable and long-term debt.

                              RVM INDUSTRIES, INC.

                                   ----------

12.    RELATED PARTY TRANSACTIONS, Continued:

       J. Pollock & Company, wholly owned by Jacob Pollock, purchases materials and provides or contracts for certain administrative services for the Company and charges the Company at its cost. Such transactions totaled $10,171, $634,151 and $348,417 in 1999, 1998 and 1997, respectively. J.
       Pollock & Company provided management services to the Company under agreements which terminated on December 31, 1997. The Company paid $-0-, $330,000 and $428,000 in 1999, 1998 and 1997, respectively, for these services.

       The Company leases office and manufacturing space from a corporation in which Richard Pollock and Bruce Pollock are shareholders. The lease is for five years expiring December 31, 1999 at a monthly base rent of $9,300 with annual increases determined by the change in the Consumer Price Index, plus the Company's share of utilities, real estate taxes, insurance, and property maintenance. The Company paid approximately $139,000, $116,000 and $114,000 in 1999, 1998 and 1997, respectively.
       Richard Pollock and Bruce Pollock are sons of Jacob Pollock.

       Since September 1, 1997, the Company has leased office space from Pollock Real Estate, Ltd., of which Pollock and his wife are members. The lease is for three years expiring August 31, 2000 at a monthly base rent of $5,500 plus the Company's share of utilities, real estate taxes, insurance, and property maintenance.
       The Company paid $85,805 and $44,192 in 1999 and 1998, respectively.

       The Company purchased aluminum materials from The Aluminum Warehouse, Inc., of which Richard Pollock and his family are shareholders, totaling $91,560, $114,356 and $87,918 in 1999, 1998 and 1997, respectively. The
       Company sold aluminum extrusions to The Aluminum Warehouse, Inc. totaling $853,747, $1,306,480 and $409,434 in 1999, 1998 and 1997, respectively.
       $157,121 and $222,657 was receivable at March 31, 1999 and 1998.

       The Company hired temporary personnel from Flex-Team Incorporated, wholly owned by the Jacob Pollock Irrevocable Trust, of which Richard Pollock and other family members are beneficiaries, totaling $516,485, $160,518 and $245,233 in 1999, 1998 and 1997, respectively. $93,514 and $47,993 was owed at March 31, 1999 and 1998, respectively.

       See Note 2 regarding acquisitions from and notes payable to related parties.

       Management believes that the terms of the above transactions are comparable to those which would have been obtainable from unaffiliated sources.

                              RVM INDUSTRIES, INC.

                                   ----------


13.    STOCK OPTIONS:

       RVM's 1993 Stock Option Plan (Plan) provides for the granting of options to acquire up to 150,000 shares of the Company's common stock. The Plan authorizes the granting of incentive stock options to employees of the Company and nonqualified stock options to employees, officers and directors, whether or not on the Company's payroll or otherwise paid for services. The Plan provides that the option price shall not be less than 100% of the current market price of the stock on the date of the grant, that the option is exercisable when granted, and that the term of the option shall be fixed at the date of the grant and shall not exceed ten years. The Plan terminates on July 7, 2003. At March 31, 1999, there were 107,979 shares available to be optioned under the Plan. The Company has selected the disclosure-only option of Statement of Financial Accounting Standards No. 123, Accounting for stock-based Compensation (SFAS 123). In accordance with SFAS 123, RVM accounts for its Stock Option Plan in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and related Interpretations. Under APB 25, because the exercise price of the Company's employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized.

       Pro forma information regarding net income and earnings per share is required by SFAS 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to March 31, 1995 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1998: risk-free interest rate of 5.7%; a dividend yield of 0%; volatility factor of the expected market price of the Company's common stock of 30%; and a weighted-average expected life of the options of four years. The option valuation model requires the input of highly subjective assumptions, primarily stock price volatility, changes in which can materially affect the fair value estimate. The weighted-average fair values of stock options granted during 1998 was $3.85.

       For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. There were no options granted by the Company in 1999. The options granted by the Company in 1998 were fully vested, and therefore the total estimated fair value of the options was recognized as expense in the 1998 amounts below. The Company's pro forma information follows:

                                                1999              1998             1997
                                            -------------    ---------------    -----------
             Net income (loss):
                 As reported                $   1,533,341    $     1,821,944    $    80,939
                 Pro forma                      1,533,341          1,698,662         80,939

             Earnings (loss) per share:
                 As reported                $        0.79    $          0.94    $      0.19
                 Pro forma                           0.79               0.88           0.19

                              RVM INDUSTRIES, INC.

                                   ----------

13.    STOCK OPTIONS, Continued:

       A summary of the Company's stock option activity and related information for the years ended March 31 follows:

                                                     1999                        1998                        1997
                                            ---------------------       ----------------------      ---------------------
                                                        Weighted-                    Weighted-                 Weighted-
                                                         Average                     Average                   Average
                                                        Exercise                     Exercise                  Exercise
                                            Options      Price          Options       Price         Options     Price
                                             ------      -------         ------       -------        ------    ----------
         Outstanding at beginning of         39,521      $ 10.60         10,000       $  4.00        10,000     $ 4.00
           year
         Granted                                  0                      32,021         12.15             0
         Exercised                             (250)        4.00         (2,500)         4.00             0
         Forfeited or cancelled                   0                           0                           0
                                             ------                      ------                      ------
         Outstanding and exercisable at
           end of year                       39,271      $ 10.65         39,521       $ 10.60        10,000     $ 4.00
                                             ======      =======         ======       =======        ======     ======




       The following table summarizes information about the Company's stock options outstanding at March 31, 1999:

                                                            Weighted-       Weighted-Average
                             Options         Options         Average       Remaining Contractual
            Grant Date     Outstanding     Exercisable    Exercise Price     Life (Years)
            ----------     -----------     -----------    --------------     ------------
               1998           32,021         32,021            $12.15               4
               1995            7,250          7,250 (a)          4.00               0

(a) In April 1999, 500 of these options were exercised and the remainder expired.

14.    ADVERTISING COSTS:

       Advertising costs included in selling, general and administrative expense were $220,790, $229,455 and $198,653 in 1999, 1998 and 1997, respectively.

15.    CONCENTRATIONS:

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

       The fair value of the Company's long-term debt was estimated using quoted market rates for similar debt or a discounted cash flow analysis based upon the Company's estimated incremental borrowing rates for similar types of debt. The fair value of the long-term debt at March 31, 1999 and 1998, was estimated to approximate the carrying amount reported in the balance sheets.

17.    IMPAIRMENT OF LONG-LIVED ASSETS:

       In accordance with Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of (SFAS 121), the Company reviewed its assets associated with its production facilities and determined that various assets would no longer be used in the business. These assets consisted primarily of dies and various machinery and equipment. Additionally, Albex reduced the value of certain equipment to better reflect the estimate of future cash flows expected to result from the use of the respective equipment and recorded an impairment loss of $371,768 during 1997.

18.    SUPPLEMENTAL CASH FLOW INFORMATION:

       (A)      Cash payments for interest (net of amounts capitalized):
                1999--$1,844,181; 1998--$1,589,500; and 1997--$1,083,960.

       (B)      Cash payments for income taxes: 1999--$174,563;
                1998--$1,632,550 and 1997--$408,264.

                              RVM INDUSTRIES, INC.

                                   ----------


19.    BUSINESS SEGMENTS:

       Each of RVM's subsidiaries operates in one business segment. See Note 1 for a description of the segments. The Company's three reportable business segments are managed separately based on fundamental differences in their operations. Intersegment sales generally are priced at prevailing market prices.

             1999                                RAVENS            ALBEX            SABI          ELIMINATIONS      CONSOLIDATION
--------------------------------              --------------    ------------    --------------    -------------     --------------
Sales to customers                            $ 50,814,218      $21,068,053     $11,152,760       $         0       $83,035,031
Intersegment sales                                       0        6,228,173             461        (6,228,634)                0
                                              ------------      -----------     -----------       -----------       -----------

     Net sales                                $ 50,814,218      $27,296,226     $11,153,221       $(6,228,634)      $83,035,031
                                              ============      ===========     ===========       ===========       ===========

Income (loss) from operations                 $  4,667,478      $(1,031,313)    $   577,180       $     2,543       $ 4,215,888
Depreciation and amortization                      605,085        1,274,393         163,695                 0         2,043,173
Capital expenditures                             3,730,536        2,821,325          66,318                 0         6,618,179
Assets                                          23,228,234       22,868,738       3,381,966          (479,048)       48,999,890

             1998
--------------------------------

Sales to customers                            $ 52,843,370      $15,758,100     $11,301,768       $         0       $79,903,238
Intersegment sales                                       0        6,813,863             855        (6,814,718)                0
                                              ------------      -----------     -----------       -----------       -----------

     Net sales                                $ 52,843,370      $22,571,963     $11,302,623       $(6,814,718)      $79,903,238
                                              ============      ===========     ===========       ===========       ===========

Income (loss) from operations                 $  4,878,058      $  (578,767)    $   653,135       $   (16,126)      $ 4,936,300
Depreciation and amortization                      543,623          930,419         152,871                 0         1,626,913
Capital expenditures                             1,164,343        3,164,284         120,369                 0         4,448,996
Assets                                          23,769,518       20,963,376       3,951,223          (336,087)       48,348,030

             1997
--------------------------------

Sales to customers                            $ 41,652,421      $ 8,693,952     $11,291,848       $         0       $61,638,221
Intersegment sales                                       0        4,495,653           2,774        (4,498,427)                0
                                              ------------      -----------     -----------       -----------       -----------

     Net sales                                $ 41,652,421      $13,189,605     $11,294,622       $(4,498,427)      $61,638,221
                                              ============      ===========     ===========       ===========       ===========

Income (loss) from operations                 $  2,369,057      $  (896,899)    $   513,038       $   (24,424)      $ 1,960,772
Depreciation and amortization                      556,126          653,853         166,117                 0         1,376,096
Capital expenditures                               372,325        3,391,541          56,735                 0         3,820,601
Assets                                          19,908,167       15,103,090       3,556,118                 0        38,567,375


20.    SUBSEQUENT EVENT (UNAUDITED):

       On April 8, 1999, the Company purchased the equipment and inventory of a steel trailer manufacturing plant located in Knox, Indiana for approximately $1.2 million.

                              RVM INDUSTRIES, INC.

           SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                for the years ended March 31, 1999, 1998 and 1997


             Column A                    Column B                    Column C                   Column D         Column E
------------------------------------   --------------                                         -------------    -------------
                                                          -------------------------------
                                                                    Additions
                                                          -------------------------------
                                        Balance at         Charged to        Charged to                         Balance at
                                       Beginning of         Cost and           Other           Deductions         End of
            Description                   Period            Expenses          Accounts             (A)            Period
------------------------------------   --------------     --------------    -------------     -------------    -------------
Allowance for doubtful accounts

   Period ended:

     March 31, 1999                      $   87,000         $   38,718        $      0          $   18,718       $  107,000

     March 31, 1998                         112,000            123,480               0             148,480           87,000

     March 31, 1997                         103,000            154,630               0             145,630          112,000




(A)      Uncollectible accounts written off, net of recoveries.

        ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                  -----------------------------------------------------------
                  AND FINANCIAL DISCLOSURE
                  ------------------------

             At a meeting held on December 15, 1997, the Board of Directors of the Company approved the engagement of Ernst & Young LLP as its independent auditors for the fiscal year ending March 31, 1998, to replace PricewaterhouseCoopers LLP (formerly Coopers & Lybrand L.L.P.), who were dismissed as auditors of the Company. The Audit Committee of the Board of Directors approved the change in auditors on December 15, 1997.

             The report of Coopers & Lybrand L.L.P. on the Company's financial statements for the year ended March 31, 1997, did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope, or accounting principles.

             In connection with the audits of the Company's financial statements for the fiscal year ended March 31, 1997, there were no disagreements with PricewaterhouseCoopers LLP on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of PricewaterhouseCoopers LLP, would have caused PricewaterhouseCoopers LLP to make reference to the matter in their report.

                                   Part III

        ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
                 --------------------------------------------------

             The directors and executive officers of the Registrant are listed below:


         Name                      Age      Since                        Position
----------------------------       ---      ---------------------        -------------------------------
         Jacob Pollock             74       May 3, 1991                  Chairman of the Board, Chief
                                            (term expires in 1999)       Executive Officer, and Treasurer

         Nicholas T. George        54       May 3, 1991                  Secretary and Director
                                            (term expires in 2000)

         Richard D. Pollock        43       May 3, 1991                  President and Director
                                            (term expires in 2001)
         C. Stephen Clegg          48       May 3, 1991                  Director
                                            (term expires in 2001)
         Louis N. Strike           52       September 9, 1998            Director
                                            (term expires in 2000)
         Lowell P. Morgan          64       July 1, 1991                 President of Ravens, Inc.

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

             Mr. George, an Attorney, was President of the law firm of Nicholas
        T. George & Associates from 1979 to 1997. He joined the law firm of Buckingham, Doolittle & Burroughs, LLP as a partner in 1997.

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

             Mr. Strike has served as Managing Director and Partner of Ballenger, Strike and Associates LLP, management consultants, from January 1996 to present; and President, CINPAC, Inc., a food processing and packaging contractor, from April 1992 to December 1995.

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

        SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

             Based solely upon a review of copies of Forms 3, 4 and 5 furnished to RVM during or with respect to the fiscal year ended March 31, 1999, RVM is not aware of any person subject to Section 16 of the Securities Exchange Act of 1934 with respect to RVM that failed to file on a timely basis reports required by Section 16(a) during the most recent fiscal year or prior fiscal years.

        ITEM 11.  EXECUTIVE COMPENSATION
                  ----------------------

             The following table discloses compensation in excess of $100,000 awarded to, earned by or paid to any executive officer:

           Name and Principal                      Fiscal                                                         All Other
                 Position                           Year             Salary               Bonus                 Compensation(1)
           ------------------                     --------          --------             -------                ---------------
         Jacob Pollock (2)
           Chief Executive Officer                  1999          $   125,000            $       0                 $      0
                                                    1998              127,600                    0                        0

         Richard D. Pollock (2)
           President                                1999              187,748                    0                    3,857
                                                    1998              183,700                    0                    5,511

         Lowell P. Morgan
           President, Ravens, Inc.                  1999               90,848               20,732                    1,511
                                                    1998               82,944               21,580                    1,045
                                                    1997               82,975               20,836                    1,038

        (1) Amount contributed to the named person's 401(k) plan account.

        (2) Jacob Pollock and Richard D. Pollock did not receive any cash or noncash compensation from the Company until January 1, 1998. The Company paid $-0-, $330,000 and $428,000 in 1999, 1998 and 1997, respectively, to J. Pollock & Company for general management services. The compensation disclosed was paid by the Company from January 1, 1998 to March 31, 1998, and by J. Pollock & Company from April 1, 1997 to December 31, 1997.

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

             Directors of RVM are paid $1,000 for Board of Directors meetings which they attend. Additional compensation is not paid for committee meetings. In 1995, C. Stephen Clegg and Nicholas T. George were each granted options to purchase 250 shares of common stock. The options have an exercise price of $4.00 per share and were exercised prior to expiration. In 1998, Mr. Clegg and Mr. George were each granted options to purchase 1,000 shares of common stock. The options have an exercise price of $12.00 per share and expire on March 27, 2003.

        The following table discloses information on options for the named executive officers:

                         Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values
  ------------------------------------------------------------------------------------------------------------------------
                                                                 Number of Securities           Value of Unexercised
                                                                  Underlying Unexercised        In-the-Money Options at
                                                               Options at March 31, 1999 (#)       March 31, 1999 ($)
                                                               -----------------------------   ---------------------------
                                   Shares
                                 Acquired on      Value
                 Name           Exercise (#)     Realized       Exercisable   Unexercisable    Exercisable   Unexercisable
         -------------------    -------------   ----------      -----------   -------------    -----------   -------------
         Jacob Pollock                                              4,000             0         $      0            $  0
         Richard D. Pollock                                         4,625             0                0               0
         Lowell P. Morgan                                           4,700             0                0               0


        COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

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

                           By: Jacob Pollock, Chairman
                                C. Stephen Clegg

        PERFORMANCE GRAPH

             The following line graph shows a comparison of cumulative total returns, assuming reinvestment of dividends, for a hypothetical investment of $100 made on March 31, 1994, in the common stock of RVM, the NASDAQ Composite Index, and an index of peer companies (peer group) selected by RVM. The peer group consists of the following companies:
        Dorsey Trailers, Inc., Featherlite Mfg., Inc., Miller Industries, Inc./TN, Wabash National Corp., Supreme Industries, Inc., Easco, Inc., International Aluminum Corporation, and Tredegar Industries, Inc.

             RVM believes that the large returns in 1998 and 1997 are due to J.C. Bradford & Co. making a market in RVM's common stock beginning in the first quarter of 1997 and Herzeg Heine Geduld making a market beginning in the fourth quarter of 1998. In addition, the Company retained investor relations consultants in January 1998. Prior to May 1996, RVM's common stock did not actively trade, but a market maker quoted bid prices and traded shares infrequently. The decrease in 1999 may be attributed to lower profits and the low volume of trades.

                                RVM                  NASDAQ
                             Industries,           Composite               Peer
                                 Inc.                Index                 Group
                             -----------           ----------             -------

         3/31/94                 100.00                100.00               100.00
         3/31/95                 250.00                111.25               130.93
         3/31/96                 187.50                151.06               115.41
         3/31/97               1,374.99                167.85               147.22
         3/31/98               2,999.96                264.00               205.27
         3/31/99               1,102.04                342.51               168.66

                    COMPARISON OF CUMULATIVE TOTAL RETURNS*


                                    [GRAPH]


$3,500.00

$3,000.00

$2,500.00

$2,000.00

$1,500.00

$1,000.00

  $500.00

    $0.00
           1994     1995       1996       1997       1998       1999

                                     YEARS

*TOTAL RETURN BASED ON $100 INITIAL INVESTMENT & REINVESTMENT OF DIVIDENDS

--------------------------------------------------------------------------------
-*-RVM INDUSTRIES                 -O- Nasdaq US               --PEER GROUP
--------------------------------------------------------------------------------

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          --------------------------------------------------------------

             The only owner of record or holder, to the knowledge of RVM as of June 7, 1999, of more than 5% of RVM's Common Stock is set forth in the following table:

               Title of                Name and Address of                      Amount and Nature of         Percent of
                Class                   Beneficial Owner                        Beneficial Ownership           Class
         ----------------------      ----------------------------------      --------------------------      ------------
         Common Stock                Jacob Pollock                               1,628,708 (1)(2)               84.08%
                                     753 W. Waterloo Road
                                     Akron, Ohio  44314

                                     Richard D. Pollock                            120,270 (3)(2)                6.21
                                     753 W. Waterloo Road
                                     Akron, Ohio  44314

             The following shows the ownership of RVM's Common Stock beneficially owned directly or indirectly by each director, and by all directors and officers of RVM as a group, as of June 7, 1999:

               Title of                Name and Address of Beneficial             Amount and Nature of              Percent of
                Class                              Owner                          Beneficial Ownership                 Class
         ----------------------      ----------------------------------      -------------------------------      ----------------
         Common Stock                Jacob Pollock                                     1,628,708 (1)(2)               84.08%
                                     Nicholas T. George                                   57,940 (3)(4)                2.98
                                     C. Stephen Clegg                                        250                       0.01
                                     Richard D. Pollock                                  120,270 (3)(2)                6.21

                                     All directors and officers as a
                                     group (6 persons)                                 1,710,993                      88.31

         (1) Jacob Pollock has sole voting and investment power with respect to 1,589,743 shares.

         (2) 38,735 shares are held by the Pollock Family Foundation. Jacob Pollock, Gertrude Pollock, Rick Pollock and Bruce Pollock, as trustees, equally share voting and investment power with respect to the shares.

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

         (4) Nicholas George has sole voting and investment power with respect to 250 shares.

         No preferred stock is currently outstanding.

        ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
                  ----------------------------------------------

            J. Pollock & Company, wholly owned by Jacob Pollock, a Director and majority shareholder of RVM, purchases materials and provides or contracts for certain administrative services for the Company and charges the Company at its cost. Such transactions totaled $10,171 in 1999. J. Pollock & Company provided management services to the Company under agreements which terminated on December 31, 1997. The Company paid $-0- in 1999 for these services. $-0- was owed at March 31, 1999.

            The Company leases office and manufacturing space from a corporation in which Richard Pollock and Bruce Pollock are shareholders. The lease is for five years expiring December 31, 1999 at a monthly base rent of $9,300 with annual increases determined by the change in the Consumer Price Index, plus the Company's share of utilities, real estate taxes, insurance, and property maintenance. The Company paid approximately $139,000 in 1999. Richard Pollock and Bruce Pollock are sons of Jacob Pollock.

            Since September 1, 1997, the Company has leased office space from Pollock Real Estate, Ltd., of which Jacob Pollock and his wife are members. The lease is for three years expiring August 31, 2000 at a monthly base rent of $5,500 plus the Company's share of utilities, real estate taxes, insurance and property maintenance. The Company paid $85,805 in 1999.

            The Company purchased aluminum materials from The Aluminum Warehouse, Inc., of which Richard Pollock and his family are shareholders, totaling $91,560 in 1999. $12,549 was owed at March 31, 1999. The Company sold aluminum extrusions to The Aluminum Warehouse, Inc. totaling $853,747 in 1999. $157,121 was owed at March 31, 1999.

            The Company hired temporary personnel from Flex-Team Incorporated, wholly owned by the Jacob Pollock Irrevocable Trust, of which Richard Pollock and other family members are beneficiaries, totaling $516,485 in 1999. $93,514 was owed at March 31, 1999.

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

                                     PART IV

     ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
               ----------------------------------------------------------------

     (a)    List of documents filed as part of this report:                        PAGES
            (1)   Financial Statements:

                  Report of Independent Auditors                                      18

                  Report of Independent Accountants                                   19

                  Consolidated Balance Sheets, March 31, 1999 and 1998               20-21

                  Consolidated Statements of Operations for the years ended
                     March 31, 1999, 1998 and 1997                                    22

                  Consolidated Statements of Changes in Shareholders' Equity
                     for the years ended March 31, 1999, 1998 and 1997                23

                  Consolidated Statements of Cash Flows for the years ended
                     March 31, 1999, 1998 and 1997                                    24

                  Notes to Consolidated Financial Statements                         25-42

            (2)   Financial Statement Schedule:

                  II-- Valuation and Qualifying Accounts and Reserves
                            for the years ended March 31, 1999, 1998 and 1997                                          43

                  All other schedules are omitted because they are not applicable or the required information is presented in the financial statements or the notes thereto.

            (3) Exhibits required by Item 601 of Regulation S-K:

            Exhibit No.         Item
            -----------         ----

             2 (i) Agreement and Plan of Reorganization among Ravens Metal Products, Inc., RVM Industries, Inc. and Ravens, Inc. was filed as Exhibit 2 to Form 8-B filed March 31, 1997, and is incorporated herein by reference.

             2 (ii) Stock Purchase Agreement for common stock of Albex Aluminum, Inc. and Signs and Blanks, Inc. was filed as Exhibit 2.1 to Form 8-K filed on March 31, 1997, and is incorporated herein by reference.

            Exhibit No.    Item
            -----------    ----

             3 (i)         Certificate of Incorporation of RVM was filed as
                           Exhibit 3.1 to Form 8-B filed March 31, 1997, and is incorporated herein by reference.

             3 (ii) RVM's By-laws were filed as Exhibit 3.2 to Form 8-B filed March 31, 1997, and are incorporated herein by reference.

            10 (i)         Management Agreement dated April 1, 1994, between J.
                           Pollock & Company and Registrant was filed as Exhibit 10(vii) to Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1994, and is incorporated herein by reference.

            10 (ii) Loan Agreement dated as of December 1, 1994, between the Registrant and City of Kent, Ohio was filed as
                           Exhibit 10(a) on Form 8-K dated December 12, 1994, and is incorporated herein by reference.

            10 (iii) Promissory Note dated December 13, 1994, from the Registrant to the City of Kent, Ohio was filed as
                           Exhibit 10(b) on Form 8-K dated December 12, 1994, and is incorporated herein by reference.

            10(iv) Reimbursement Agreement dated June 26, 1995, between the Registrant and FirstMerit Bank, N.A. (fka First National Bank of Ohio) was filed as Exhibit 10(v) to Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1995, and is incorporated herein by reference.

            10 (v) Guaranty Agreement dated as of July 1, 1995, and executed by the Registrant on August 14, 1995, among Albex Aluminum, Inc., J. Pollock & Company, Ravens Metal Products, Inc., Signs And Blanks, Inc., Jacob Pollock, Gertrude Pollock, Richard D. Pollock, The Provident Bank, as trustee, and The Director of Development of the State of Ohio was filed as Exhibit 99(b) on Form 8-K dated August 21, 1995, and is incorporated herein by reference.

            10 (vi) Loan Agreement and Promissory Note dated September 30, 1997, between the Registrant and FirstMerit Bank, N.A. was filed as Exhibit 10(i) on Form 10-Q for the quarter ended September 30, 1997, and is incorporated herein by reference.

            10 (vii) Business Loan Agreement and Promissory Note dated September 30, 1997, between the Registrant and FirstMerit Bank, N.A. was filed as Exhibit 10(ii) on Form 10-Q for the quarter ended September 30, 1997, and is incorporated herein by reference.

            10 (viii)      Commercial Guaranty dated September 30, 1997, between
                           Jacob Pollock and FirstMerit Bank, N.A. was filed as
                           Exhibit 10(iii) on Form 10-Q for the quarter ended
                           September 30, 1997, and is incorporated herein by reference.

            Exhibit No.    Item
            -----------    ----

            10(ix)         Promissory Note (as amended and restated October 1,
                           1998) between Albex Aluminum, Inc. & Jacob Pollock was filed as Exhibit 10(i) on Form 10-Q for the quarter ended December 31, 1998, and is incorporated herein by reference.

            10(x)          Promissory Note (as amended and restated March 31,
                           1997) between Signs and Blanks, Inc. & J. Pollock & Company was filed as Exhibit 10(ii) on form 10-Q for the quarter ended December 31, 1998, and is incorporated herein by reference.

            10(xi) Loan Agreement and Promissory Note dated September 30, 1998, between the Registrant and FirstMerit Bank, N.A.

            21             Subsidiaries of the Registrant

            23 (i)         Consent of Independent Auditors

            23 (ii)        Consent of Independent Accountants

            27             Financial Data Schedule for the year ended March 31,
                           1999

            EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

            The Registrant's executive compensation plans and arrangements required to be filed as exhibits are listed under Exhibit 10 above.

        (b) Reports on Form 8-K:

            No reports on Form 8-K were filed during the quarter ended March 31, 1999.

                                  SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date  June 29, 1999                            RVM INDUSTRIES, INC.

                                               By:  /S/  Jacob Pollock
                                                  ----------------------------
                                                   Jacob Pollock, Chief
                                                   Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


Date  June 29, 1999                              /s/  Jacob Pollock
---------------------------                      ------------------------------
                                                 Jacob Pollock, Director and
                                                 Chief Executive Officer


Date  June 29, 1999                              /s/  Nicholas T. George
---------------------------                      ------------------------------
                                                 Nicholas T. George, Director


Date  June 29, 1999                              /s/  C. Stephen Clegg
---------------------------                      ------------------------------
                                                 C. Stephen Clegg, Director


Date  June 29, 1999                              /s/  Richard D. Pollock
---------------------------                      ------------------------------
                                                 Richard D. Pollock, Director


Date  June 29, 1999                              /s/  Louis N. Strike
---------------------------                      ------------------------------
                                                 Louis N. Strike, Director