Form 10-Q
period 1999-06-30
RVM INDUSTRIES INC
filed 1999-08-16
CIK 82172

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C., 20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended June 30, 1999                   Commission File No. 0-1709

                              RVM INDUSTRIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                             31-1515410
--------------------------------                          ----------------------
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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---     --

There were 1,937,505 shares outstanding of the Registrant's common stock as of August 7, 1999.

                              RVM INDUSTRIES, INC. AND SUBSIDIARIES
                                   CONSOLIDATED BALANCE SHEETS

                                                                                  1999
                                                                      ---------------------------
                                                                        June 30         March 31
                                                                      -----------     -----------
ASSETS

Current assets:
  Cash and cash equivalents                                           $ 1,176,184     $   328,490

  Receivables:
    Trade, net of allowance for doubtful accounts of
      $100,000 and $107,000 at June 30 and March 31                     9,965,070      10,021,593

    Related party                                                         105,306         157,121

Inventories
  (Excess of replacement or current cost over stated
     values was $1,862,000 and $1,853,000 at June 30 and March 31)     12,222,093      10,697,909

Refundable income taxes                                                         0         200,997

Deferred income taxes                                                     758,000         758,000

Other current assets                                                      309,890         201,934
                                                                      -----------     -----------

     Total current assets                                              24,536,543      22,366,044

Property, plant and equipment, net                                     26,459,150      25,791,627

Funds held by trustee for capital expenditures                            476,537         535,583

Other assets                                                              296,402         306,636
                                                                      -----------     -----------

    Total assets                                                      $51,768,632     $48,999,890
                                                                      ===========     ===========

        See accompanying notes to the consolidated financial statements.

                           RVM INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS, Continued

                                                                             1999
                                                                 ---------------------------
                                                                   June 30         March 31
                                                                 -----------     -----------
LIABILITIES AND SHAREHOLDERS EQUITY

Current liabilities:
         Accounts payable - trade                                $ 8,858,936     $ 6,552,072
                          - related parties                          464,328         167,020
         Accrued expenses and liabilities:
          Compensation                                               874,854         982,363
          Product warranty                                           944,000         850,000
          Other                                                    1,390,463       1,064,042
         Current portion of long-term debt - other                 1,841,084       1,579,252
                                           - related parties         661,200         516,200
                                                                 -----------     -----------

            Total current liabilities                             15,034,865      11,710,949

Note payable-bank                                                 11,801,020      13,237,473
Long-term debt                                                    10,792,653      10,211,908
Notes payable - related parties                                    2,595,500       2,797,050
Deferred income taxes                                              1,620,000       1,620,000
                                                                 -----------     -----------

            Total liabilities                                     41,844,038      39,577,380
                                                                 -----------     -----------

Shareholders' equity'
  Common stock, $0.01 par value; authorized shares,
    3,000,000; issued and outstanding, 1,937,505 shares
    at June 30, 1999 and 1,937,005 at March 31, 1999                  19,376          19,371
  Additional capital                                               4,786,336       4,784,341
  Retained earnings                                                5,118,882       4,618,798
                                                                 -----------     -----------

            Total shareholders' equity                             9,924,594       9,422,510
                                                                 -----------     -----------
            Total liabilities and shareholders' equity           $51,768,632     $48,999,890
                                                                 ===========     ===========

        See accompanying notes to the consolidated financial statements.

                     RVM INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                   Three Months Ended June 30
                                                 -----------------------------
                                                     1999              1998
                                                 -----------       -----------
Net sales                                        $24,125,939       $21,006,285

Cost of sales                                     21,088,267        17,692,988
                                                 -----------       -----------

         Gross profit                              3,037,672         3,313,297

Selling, general and administrative expenses       1,771,294         1,853,929
                                                 -----------       -----------

         Income from operations                    1,266,378         1,459,368

Other income (expense):
  Other income                                         9,359            23,302
  Interest expense                                  (464,419)         (476,300)
  Loss on disposal of equipment                      (17,209)                0
                                                 -----------       -----------

         Income before income taxes                  794,109         1,006,370

Provision for income taxes                           294,025           372,375
                                                 -----------       -----------

         Net income                              $   500,084       $   633,995
                                                 ===========       ===========

Basic and diluted earnings per share:            $      0.26       $      0.33
                                                 ===========       ===========

See accompanying notes to the consolidated financial statements.

                            RVM INDUSTRIES, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF CASH PLOWS

                                                                  Three Months Ended June 30
                                                                 ----------------------------
                                                                     1999             1998
                                                                 -----------      -----------
Cash flows from operating activities:
  Net income                                                     $   500,084      $   633,995
  Adjustments to reconcile net income to net cash provided
    by (used in) operating activities:
    Depreciation and amortization                                    567,110          476,989
    Increase (decrease) in accrued product warranty                   94,000                0
    Increase (decrease) in allowance for doubtful accounts            (7,000)           4,400
    Loss on disposal of equipment                                     17,209                0
  Increase (decrease) in cash from changes in:
    Receivables                                                      115,338         (236,115)
    Inventories                                                   (1,524,184)      (2,603,085)
    Other assets                                                    (109,930)         (42,166)
    Accounts payable                                               2,604,173           43,757
    Refundable and accrued income taxes                              271,159          295,709
    Accrued expenses and other current liabilities                   148,750         (413,577)
                                                                 -----------      -----------

    Net cash provided by (used in) operating activities            2,676,709       (1,840,093)
                                                                 -----------      -----------

Cash flows from investing activities:
  Capital expenditures                                            (1,242,635)      (1,355,012)
  Proceeds from disposal of fixed assets                               3,000                0
  Investment of income earned on investment of proceeds from
    long-term debt with trustee                                       (4,844)         (23,905)
  Sale of investments and release of funds held by trustee            63,890          263,975
                                                                 -----------      -----------

    Net cash provided by (used in) investing activities           (1,180,589)      (1,114,942)
                                                                 -----------      -----------

Cash flows from financing activities:
  Payments on long-term debt                                        (257,423)        (283,386)
  Proceeds from (payments on) notes payable - bank, net           (1,436,453)       2,593,482
  Payments on notes payable to related parties                       (56,550)         (56,550)
  Proceeds from long-term debt, net of issuance costs              1,100,000          596,277
  Proceeds from exercised stock options                                2,000                0
                                                                 -----------      -----------

    Net cash provided by (used in) financing activities             (648,426)       2,849,823
                                                                 -----------      -----------

Net increase (decrease) in cash and cash equivalents                 847,694         (105,212)
Cash and cash equivalents at beginning of period                     328,490          846,128
                                                                 -----------      -----------
Cash and cash equivalents at end of period                       $ 1,176,184      $   740,916
                                                                 ===========      ===========

        See accompanying notes to the consolidated financial statements.

                     RVM INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

2. On April 8, 1999, Ravens completed an asset purchase of the Knox, Indiana manufacturing facility of Galbreath, Inc. The Company will lease the facility from a third party. The plant manufactures steel dump trailers. The trailers will enhance the current product line and will be marketed through the current Ravens distribution channel. The purchase price was $1,265,000 and was primarily financed by a note through FirstMerit Bank, N.A. The note for $1,100,000 is payable on a monthly installment through November 30, 2004 at the lenders prime rate. Interest is payable monthly.

3. Basic earnings per share are based on net income divided by the weighted average number of common shares outstanding. The weighted average number of common shares outstanding was 1,937,478 in 1999 and 1,936,755 in 1998. Diluted earnings per share reflect the potential dilution that could occur if all options or contracts to issue common stock were issued or converted. Basic earnings per share for the Company is the same as diluted earnings per share.

4.   Inventories consist of the following.

                                   June 30, 1999          March 31, 1999
                                   -------------          --------------
         Raw materials              $ 7,524,590            $ 5,782,364
         Work in process              2,364,641              2,160,389
         Finished goods               2,332,862              2,755,156
                                    -----------            -----------

                                    $12,222,093            $10,697,909
                                    ===========            ===========

The reserve to reduce the carrying value of inventories from current cost to the LIFO basis amounted to approximately $1,862,000 at June 30 and $1,853,000 at March 31.

5.   Business Segment Information:

                                           Ravens          Albex           SABI       Eliminations      Consolidated
                                           ------          -----           ----       ------------      ------------
Three months ended June 30, 1999
--------------------------------
  Sales to customers                    $15,354,809     $6,197,330      $2,573,800     $         0      $24,125,939
  Intersegment sales                              0      1,949,892             136      (1,950,028)               0
                                        -----------     ----------      ----------     -----------      -----------

      Net sales                         $15,354,809     $8,147,222      $2,573,936     $(1,950,028)     $24,125,939
                                        ===========     ==========      ==========     ===========      ===========

  Income (loss) from operations         $ 1,294,738     $ (175,134)     $  152,165     $    (4,691)     $ 1,266,378


Three months ended June 30, 1998
--------------------------------
  Sales to customers                    $12,827,043     $5,103,961      $3,075,281     $         0      $21,006,285
  Intersegment sales                              0      2,680,434             376      (2,680,810)               0
                                        -----------     ----------      ----------     -----------      -----------

      Net sales                         $12,827,043     $7,784,395      $3,075,657     $(2,680,810)     $21,006,285
                                        ===========     ==========      ==========     ===========      ===========

Income (loss) from operations           $ 1,271,938     $ (125,937)     $  220,311     $  (158,818)     $ 1,459,368

6. In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which, as amended by FASB Statement No. 137, is required to be adopted in years beginning after June 15, 2000. The Statement permits early adoptions as of the beginning of any fiscal quarter after its issuance. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the stature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's portion of a derivative's change in fair value will be immediately recognized in earnings.

     The Company has not yet determined what the effect of Statement No. 133 will be on its earnings and financial position and has not yet determined the timing or method of adoption. However, the Statement could increase volatility in earnings and comprehensive income.

7. On September 30, 1998, the Company entered into a line of credit agreement with FirstMerit Bank, N.A. The agreement provides for borrowings up to $20,000,000 based on eligible accounts receivable and inventories expiring on August 31, 2000. Interest is at FM's prime rate minus 1/4%. The agreement is collateralized by accounts receivable, inventory, equipment, cash, intangibles and certain real estate. There are covenants relating to the payment of dividends, acquiring treasury stock, the creation of additional indebtedness, minimum tangible net worth, and cash flow coverage. The Company was not in compliance with the cash flow coverage covenant for the year ended March 31, 1999 and quarter ending June 30, 1999. On June 21, 1999, and August 10, 1999, the Company received a waiver of such noncompliance from the lender. The Company expects to be in compliance with this covenant for the year ending March 31, 2000. The Company owed $11,801,020 under this agreement at March 31, 1999. The Company could have borrowed approximately $2,785,848 more than the amount owed to FirstMerit June 30, 1999.

8. See Impact of Year 2000 in Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of the issue and cost.

                     RVM INDUSTRIES, INC. AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                 June 30, 1999

                    Material Changes in Financial Condition

The Company had cash and cash equivalents of $1,176,184 and $328,490 at June 30, 1999 and March 31, 1999, respectively. The Company could have borrowed approximately $2,785,848 more on the line of credit at June 30, 1999. As discussed in footnote 7, in Notes to Consolidated Financial Statements, the Company was not in compliance with the bank covenant on cash flow coverage and received a waiver on August 10, 1999. The Company expects to be in compliance with the covenant for the year ending March 31, 2000.

Capital expenditures for the quarter were approximately $1,200,000, The major expenditures were: at Ravens for $665,000 for the purchase of the fixed assets at the Knox, Indiana facility and $187,000 at the Kent, Ohio facility for the cut to length line and at Albex approximately $225,000 for purchase of extrusion and other equipment and facility improvements.

Inventories increased from year end by $1,524,184 (14.2%). The increase was primarily at Ravens and was to support a 26% increase in sales from the fourth quarter Fiscal year 1999.

Account Receivables decreased $56,523 with net sales increasing for the previous quarter by 17.0%. The decrease in receivables was due primarily to lower sales at SABI and partially offset by the higher sales at Ravens.

Current Liabilities increased $3,323,916 mainly to support the increase in operations at Ravens and reduce the FirstMerit, N.A. line of credit note.

On April 8, 1999, the Company entered into a long term note with FirstMerit N.A. for $1,100,000. The funds were used by Ravens to purchase the Knox facility assets. See footnote 2 in Notes to Consolidated Financial Statements.

The Company's sales order backlog for new trailers was approximately $9,815,186 and $9,445,000 at June 30, and May 31,1999, respectively. Although no assurances are possible, the Company believes that its cash resources, credit arrangements, and internally generated funds will he sufficient to meet its operating and capital expenditure requirements for existing operations and to service its debt in the next 12 months and foreseeable future. Cautionary statements: Demand for the Company's products is subject to changes in general economic conditions and in the specific markets in which the Company competes. Albex has not reached a level of profitability. The Company' liquidity could be adversely affected if Albex is not successful in generating sufficient sales of billets and achieving profitability.

                   MATERIAL CHANGES IN RESULTS OF OPERATIONS

                Three Months Ended June 30, 1999 Compared to the
                ------------------------------------------------
                        Three Months Ended June 30, 1998
                        --------------------------------

Consolidated net sales increased 14.8% with trailer sales at Ravens increasing 24.9% and was partially offset by lower sales at SABI of 8.2%. Gross profit margin decreased to 12.5% from 15.7%. The higher sales at Ravens were at lower margins, as the fleet sales of dump and flats lowered over all gross profit margins, as did the start up of the Knox facility. Albex gross profit margin decreased due to higher manufacturing costs, Selling, general and administrative expenses decreased to 7.3% from 8.8% as overall costs were reduced at Albex and SABI. At Ravens, the increase in cost was much lower than the increase in net sales dollars.

Ravens net sales increased 24.9%. Fleet sales of both dump and flats improved net sales, as did the introduction of steel dumps. The Knox facility started production in April and generated net sales of approximately $921,000. Overall mix shift of fleet sales and the start up of the Knox facility lowered gross profit margins to 15.2% from 18.0%. Selling, general and administrative expense decreased to 6.7% from 8.1% of net sales.

Albex net sales to customers other than to Ravens and SABI increased 12.0% due mainly to increased extrusion sales. Gross profit margin decreased to 3.6% from 11.5%. Higher manufacturing costs caused the decrease in margin. Selling, general and administrative expenses were reduced to 6.4% from 9.1% of net sales.

SABI net sales decreased 8.2% due mainly to competitive conditions. Gross profit margins improved to 18.6% from 18.4%. Selling, general and administrative costs increased to 12.6% from 11.2% as sales decreased faster than cost.


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

Ravens installed a new computer in March 1998. In January 1998, Ravens had retained a consulting firm to assist it in selecting new enterprise software to replace the current integrated manufacturing, inventory and accounting software. Ravens selected the new software in June 1998 and is currently training personnel and implementing the software. The new software was implemented at the wholesale parts operation in February 1999. The trailer sales and retail parts branch began using the new software in March 1999. Ravens expects to fully implement critical modules of the new software at its manufacturing facilities prior to October 30, 1999. The costs for acquiring and installing the new software and computer is expected to be approximately $600,000, of which approximately $500,000 is expected to be capitalized. Approximately $478,000 has been incurred as of June 30, 1999, of which approximately $441,000 has been capitalized.

SABI purchased new software and hardware and has retained a consulting firm to assist in the implementation. The cost is expected to be approximately $120,000, the majority of which will be capitalized. SABI expects to implement the software by December 1, 1999.

Management of Ravens and SABI believes that they have effective remediation and implementation plans. If they are unable to implement critical modules prior to the Year 2000, date sensitive processes will be performed manually or minor modifications can be made to the current software.

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

                           FORWARD-LOOKING STATEMENTS

Forward-looking statements in this Form 10-Q are made pursuant to the safe harbor provisions of Rule 175 promulgated under the Securities Act of 1933. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Potential risks and uncertainties include, but are not limited to: general business and economic conditions; the financial strength of the industries which the company serves; the competitive pricing environment within the markets which the Company serves; labor disruptions; interruptions in the supply of raw materials and services; a significant increase in the price of aluminum; continued availability of credit from lenders and vendors; government regulations; obsolescence of the Company's products and manufacturing technologies; and the inability of outside vendors to make their computer systems Year 2000 compliant in time or the magnitude of the Year 2000 issue being greater than presently anticipated.

                           PART II. OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits:

               Exhibit No.       Item
               -----------       ----
               10(i)             Promissory Note between RVM industries, Inc.
                                 and FirstMerit Bank, N.A. dated April 1, 1999

               27                Financial Data Schedule

           (b) Reports on Form 8-K:

               No reports on Form 8-K were filed during the three months ended June 30, 1999.



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

                                      RVM INDUSTRIES, INC.
                                      --------------------
                                      (Registrant)

                                      By: /S/ James R. McCourt
                                          --------------------------------------
                                              James R. McCourt
                                              Chief Financial Officer
                                              and Principal Accounting Officer



Date:  August 13, 1999