Form 10-Q
period 1999-09-30
RVM INDUSTRIES INC
filed 1999-11-12
CIK 82172

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C., 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended September 30, 1999                         Commission File
                                                                 No. 0-1709
                                                                 ---------------

                              RVM INDUSTRIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                             31-1515410
-------------------------------                           ----------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                           Identification Number)


753 W. Waterloo Road, Akron, Ohio  44314-1519
--------------------------------------------------------------------------------
(Address of principal executive offices) (Zip Code)


Registrant's telephone number, including area code:  (330) 753-4545


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

There were 1,937,505 shares outstanding of the Registrant's common stock as of October 29, 1999.

                     RVM INDUSTRIES, INC. AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEETS - UNAUDITED

                                                                                               1999
                                                                                  -----------------------------

                                                                                  SEPTEMBER 30        MARCH 31
                                                                                  ------------      -----------
ASSETS

Current assets:
   Cash and cash equivalents                                                      $   994,876       $   328,490

   Receivables:
     Trade, net of allowance for doubtful accounts of $121,500 and $107,000
       at September 30 and March 31                                                 9,164,426        10,021,593

     Related party                                                                    167,233           157,121

   Inventories
     (Excess of replacement or current cost over stated values was
       $1,892,000 and $1,853,000 at September 30 and March 31)                     13,056,857        10,697,909

   Refundable income taxes                                                            149,052           200,997

   Deferred income taxes                                                              758,000           758,000

   Other current assets                                                               240,679           201,934
                                                                                  -----------       -----------

       Total current assets                                                        24,531,123        22,366,044

Property, plant and equipment, net                                                 27,110,521        25,791,627

Funds held by trustee for capital expenditures                                        222,949           535,583

Other assets                                                                          284,972           306,636
                                                                                  -----------       -----------

       Total assets                                                               $52,149,565       $48,999,890
                                                                                  ===========       ===========


        See accompanying notes to the consolidated financial statements.

                      RVM INDUSTRIES, INC. AND SUBSIDIARIES


                                                                                             1999
                                                                                 -----------------------------

                                                                                 SEPTEMBER 30        MARCH 31
                                                                                 ------------      -----------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable - trade                                                      $ 8,341,642       $ 6,552,072
                    - related parties                                                128,513           167,020
   Accrued expenses and liabilities:
     Compensation                                                                  1,055,048           982,363
     Product warranty                                                                985,000           850,000
     Other                                                                         1,279,212         1,064,042
   Current portion of long-term debt - other                                       1,998,670         1,579,252
                                     - related parties                               806,199           516,200
                                                                                 -----------       -----------

       Total current liabilities                                                  14,594,284        11,710,949

Note payable - bank                                                               12,840,634        13,237,473
Long-term debt                                                                    10,510,261        10,211,908
Notes payable - related parties                                                    2,393,951         2,797,050
Deferred income taxes                                                              1,620,000         1,620,000
                                                                                 -----------       -----------

       Total liabilities                                                          41,959,130        39,577,380
                                                                                 -----------       -----------

Shareholders' equity:
   Common stock, $0.01 par value; authorized shares, 3,000,000; issued and outstanding, 1,937,505 shares at September 30, 1999 and 1,937,005 at
     March 31, 1999                                                                   19,376            19,371
   Additional capital                                                              4,786,336         4,784,341
   Retained earnings                                                               5,384,723         4,618,798
                                                                                 -----------       -----------

       Total shareholders' equity                                                 10,190,435         9,422,510
                                                                                 -----------       -----------

       Total liabilities and shareholders' equity                                $52,149,565       $48,999,890
                                                                                 ===========       ===========


        See accompanying notes to the consolidated financial statements.

                      RVM INDUSTRIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED


                                                    SIX MONTHS ENDED SEPTEMBER 30
                                                   --------------------------------
                                                       1999                 1998
                                                   ------------        ------------
Net sales                                          $ 47,407,220        $ 41,971,679

Cost of sales                                        41,773,497          36,154,518
                                                   ------------        ------------

         Gross profit                                 5,633,723           5,817,161

Selling, general and administrative expenses          3,475,831           3,272,168
                                                   ------------        ------------

         Income from operations                       2,157,892           2,544,993

Other income (expense):
   Other income                                          28,698              27,817
   Interest expense                                    (939,581)           (965,497)
   Loss on disposal of equipment                        (32,414)                  0
                                                   ------------        ------------

         Income before income taxes                   1,214,595           1,607,313

Provision for income taxes                              448,671             594,726
                                                   ------------        ------------

         Net income                                $    765,924        $  1,012,587
                                                   ============        ============


Basic and diluted earnings per share:              $       0.40        $       0.52
                                                   ============        ============



        See accompanying notes to the consolidated financial statements.

                      RVM INDUSTRIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED


                                                    THREE MONTHS ENDED SEPTEMBER 30
                                                   --------------------------------
                                                       1999                1998
                                                   ------------        ------------
Net sales                                          $ 23,281,281        $ 20,965,394

Cost of sales                                        20,585,184          18,222,242
                                                   ------------        ------------

         Gross profit                                 2,696,097           2,743,152

Selling, general and administrative expenses          1,804,583           1,657,527
                                                   ------------        ------------

         Income from operations                         891,514           1,085,625

Other income (expense):
   Other income                                          19,339               4,515
   Interest expense                                    (475,162)           (489,197)
   Loss on disposal of equipment                        (15,205)                  0
                                                   ------------        ------------

         Income before income taxes                     420,486             600,943

Provision for income taxes                              154,646             222,351
                                                   ------------        ------------

         Net income                                $    265,840        $    378,592
                                                   ============        ============


Basic and diluted earnings per share:              $       0.14        $       0.19
                                                   ============        ============


        See accompanying notes to the consolidated financial statements.

                      RVM INDUSTRIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

                                                                                    SIX MONTHS ENDED SEPTEMBER 30
                                                                                 -------------------------------------
                                                                                       1999                1998
                                                                                 ------------------   ----------------
Cash flows from operating activities:
   Net income.................................................................       $   765,924         $  1,012,587
   Adjustments to reconcile net income to net cash provided by (used in)
     operating activities:
     Depreciation and amortization............................................         1,152,660              977,877
     Increase (decrease) in accrued product warranty..........................           135,000               25,000
     Increase (decrease) in allowance for doubtful accounts...................            14,500               27,600
     Loss on disposal of equipment............................................            32,414                    0
   Increase (decrease) in cash from changes in:
     Receivables  ............................................................           832,555              839,337
     Inventories..............................................................        (2,358,948)          (3,559,514)
     Other assets.............................................................           (41,486)             (94,378)
     Accounts payable  .......................................................         1,751,064              (59,401)
     Refundable and accrued income taxes......................................            51,945              486,359
     Accrued expenses and other current liabilities...........................           287,855             (247,438)
                                                                                 ------------------   ----------------

     Net cash provided by (used in) operating activities......................         2,623,483             (591,971)
                                                                                 ------------------   ----------------

Cash flows from investing activities:
   Capital expenditures.......................................................        (2,482,563)          (3,562,054)
   Proceeds from disposal of fixed assets.....................................             3,000                    0
   Investment of income earned on investment of proceeds from long-term debt with
     trustee..................................................................            (8,444)             (43,696)
   Sale of investments and release of funds held by trustee...................           321,078              714,362
                                                                                 ------------------   ----------------

     Net cash provided by (used in) investing activities......................        (2,166,929)          (2,891,388)
                                                                                 ------------------   ----------------

Cash flows from financing activities:
   Payments on long-term debt.................................................          (382,229)            (378,693)
   Proceeds from (payments on) notes payable - bank, net......................          (396,839)           3,101,836
   Payments on notes payable to related parties...............................          (113,100)            (403,100)
   Proceeds from long-term debt, net of issuance costs........................         1,100,000            1,158,456
   Proceeds from exercised stock options......................................             2,000                    0
                                                                                 ------------------   ----------------

     Net cash provided by (used in) financing activities......................           209,832            3,478,499
                                                                                 ------------------   ----------------

Net increase (decrease) in cash and cash equivalents..........................           666,386               (4,860)
Cash and cash equivalents at beginning of period..............................           328,490              846,128
                                                                                 ------------------
                                                                                                      ================
Cash and cash equivalents at end of period....................................       $   994,876          $   841,268
                                                                                 ==================   ================

        See accompanying notes to the consolidated financial statements.

                      RVM INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


1. The information in this report reflects all adjustments, which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented for RVM Industries, Inc. ("the Company"). All adjustments other than those described in this report are, in the opinion of management, of a normal and recurring nature. These consolidated financial statements include the accounts of RVM's wholly owned subsidiaries: Ravens, Inc. ("Ravens"), Albex Aluminum, Inc. ("Albex") and Signs and Blanks, Inc ("SABI"). All significant intercompany accounts and transactions have been eliminated. Certain amounts in previously issued financial statements were reclassified to conform to the Fiscal Year 2000 presentation.

2. On April 8, 1999, Ravens completed an asset purchase of the Knox, Indiana manufacturing facility of Galbreath, Inc. The Company will lease the facility from a third party. The plant manufactures steel dump trailers. The trailers will enhance the current product line and will be marketed through the current Ravens distribution channels. The purchase price was $1,265,000 and was primarily financed by a note through FirstMerit Bank, N.A. The note amount was amended on September 30, 1999 from $1,100,000 to $1,614,220 that was utilized for purchase of capital equipment for the facility. The note is payable on a monthly installment through September 30, 2004 at the lender's prime rate. Interest is payable monthly.

3. Basic earnings per share are based on net income divided by the weighted average number of common shares outstanding. The weighted average number of common shares outstanding was 1,937,481 in 1999 and 1,936,755 in 1998. Diluted earnings per share reflect the potential dilution that could occur if all options or contracts to issue common stock were issued or converted. Basic earnings per share for the Company is the same as diluted earnings per share.

4.       Inventories consist of the following:

                               September 30, 1999             March 31, 1999
                             ------------------------      ---------------------

         Raw materials       $      8,121,086                $    5,782,364
         Work in process            2,513,096                     2,160,389
         Finished goods             2,422,675                     2,755,156
                             ------------------------      ---------------------

                             $     13,056,857                $   10,697,909
                             ========================      =====================

       The reserve to reduce the carrying value of inventories from current cost to the LIFO basis amounted to approximately $1,892,000 at September 30 and $1,853,000 at March 31.


5.       Business Segment Information:

                                                   RAVENS           ALBEX             SABI         ELIMINATIONS      CONSOLIDATED
                                                -------------    ------------     -------------    --------------    --------------
Six months ended September 30, 1999
-------------------------------------------
Sales to customers                               $30,056,299      $12,127,385       $5,223,536     $          0       $47,407,220
Intersegment sales                                         0        3,295,072              186       (3,295,258)                0
                                                ------------     ------------     ------------     ------------      ------------

     Net sales                                   $30,056,299      $15,422,457       $5,223,722     $ (3,295,258)      $47,407,220
                                                ============     ============     ============     ============      ============
Income (loss) from operations                    $ 2,639,173      $  (739,740)        $262,191     $     (3,732)      $ 2,157,892

Six months ended September 30, 1998
-------------------------------------------
Sales to customers                               $25,866,652      $10,035,604       $6,069,423     $          0       $41,971,679
Intersegment sales                                         0        3,874,412              376       (3,874,788)                0
                                                ------------     ------------     ------------     ------------      ------------

     Net sales                                   $25,866,652      $13,910,016       $6,069,799     $ (3,874,788)      $41,971,679
                                                ============     ============     ============     ============      ============
Income (loss) from operations                    $ 2,381,080      $  (218,850)        $428,436     $    (45,673)      $ 2,544,993

Three months ended September 30, 1999
-------------------------------------------
Sales to customers                               $14,701,490      $ 5,930,005       $2,649,786     $          0       $23,281,281
Intersegment sales                                         0        1,345,230                0       (1,345,230)                0
                                                ------------     ------------     ------------     ------------      ------------

     Net sales                                   $14,701,490      $ 7,275,235       $2,649,786     $ (1,345,230)      $23,281,281
                                                ============     ============     ============     ============      ============

Income (loss) from operations                    $ 1,344,447      $  (563,906)      $  110,026     $        947       $   891,514

Three months ended September 30, 1998
-------------------------------------------
Sales to customers                               $13,039,609      $ 4,931,643       $2,994,142     $          0       $20,965,394
Intersegment sales                                         0        1,193,978                0       (1,193,978)                0
                                                ------------     ------------     ------------     ------------      ------------

     Net sales                                   $13,039,609      $ 6,125,621       $2,994,142     $ (1,193,978)      $20,965,394
                                                ============     ============     ============     ============      ============

Income (loss) from operations                    $ 1,109,142      $  (344,787)        $208,125     $    113,145       $ 1,085,625


6. In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which, as amended by FASB Statement No. 137, is required to be adopted in years beginning after June 15, 2000. The Statement permits early adoption as of the beginning of any fiscal quarter after its issuance. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the stature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.

         The Company has not yet determined what the effect of Statement No. 133 will be on its earnings and financial position and has not yet determined the timing or method of adoption. However, the Statement could increase volatility in earnings and comprehensive income.

7. On September 30, 1998, the Company entered into a line of credit agreement with FirstMerit Bank, N.A.. The agreement provides for borrowings up to $20,000,000 based on eligible accounts receivable and inventories expiring on August 31, 2001. Interest is at FM's prime rate minus 1/4%. The agreement is collateralized by accounts receivable, inventory, equipment, cash, intangibles and certain real estate. There are covenants relating to the payment of dividends, acquiring treasury stock, the creation of additional indebtedness, minimum tangible net worth, and cash flow coverage. The Company was not in compliance with the cash flow coverage covenant for the year ended March 31, 1999 and quarter ending June 30, 1999 but received a waiver from FirstMerit Bank, N.A. On September 30, 1999 FirstMerit Bank, N.A. amended the covenant on cash flow coverage and the company was in compliance. The Company expects to continue to be in compliance with this covenant. The Company owed $12,840,634 under this agreement at September 30, 1999. The Company could have borrowed approximately $2,036,461 more than the amount owed to FirstMerit at September 30, 1999.

8. See Impact of Year 2000 in Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of the issue and estimated cost.

                      RVM INDUSTRIES, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                               SEPTEMBER 30, 1999

                     MATERIAL CHANGES IN FINANCIAL CONDITION

The Company had cash and cash equivalents of $994,876 and $328,490 at September 30, 1999 and March 31, 1999, respectively. The Company could have borrowed approximately $2,036,461 more on the line of credit at September 30, 1999. As discussed in footnote 7, in Notes to Consolidated Financial Statements, the Company was in compliance with all bank covenants at September 30, 1999.

Capital expenditures were approximately $1,285,000 and $2,483,000 for the quarter and year to date respectively. The major expenditures were: (i) at Ravens, $665,000 for the purchase price of the fixed assets of the Knox, Indiana facility, $446,000 for a hydraulic press and beam welder at the Knox, Indiana facility, $337,000 at the Kent, Ohio facility for the cut to length line and $282,000 of computer and other equipment throughout the Ravens facilities; (ii) at Albex, approximately $622,000 for purchase of extrusion and other equipment and facility improvements; (iii) at SABI, $133,000 for computer and other miscellaneous equipment.

Inventories increased from year end by $2,358,948 (22.0%). The increase was primarily at Ravens to support a 20% increase in sales from the fourth quarter Fiscal Year 1999 and at SABI in an anticipation of a strike at a vendor.

Account Receivables decreased $832,555 with net sales increasing from the last quarter of FY 1999 by 13.0%. The decrease in receivables was due primarily to a new dealer floor plan that was phased in over the past eight months at Ravens.

Current Liabilities increased $2,883,335 mainly to support the increase in operations at Ravens and an increase in the current portion of long term debt.

On April 8, 1999, the Company entered into a long term note with FirstMerit N.A. for $1,100,000 and was amended on September 30, 1999 to increase the note to $1,614,220. The funds were used by Ravens to purchase the Knox facility assets and to purchase additional capital equipment. See footnote 2 in Notes to Consolidated Financial Statements.

The Company's sales order backlog for new trailers was approximately $5,755,000 and $9,815,186 at September 30, and June 30, 1999, respectively. The decrease in backlog results from the decrease in flat trailer orders and the cycle order pattern of specialty steel dump trailers built at the Knox facility. Although no assurances are possible, the Company believes that its cash resources, credit arrangements, and internally generated funds will be sufficient to meet its operating and capital expenditure requirements for existing operations and to service its debt in the next 12 months and foreseeable future. Cautionary statements: Demand for the Company's products is subject to changes in general economic conditions and in the specific markets in which the Company competes. Albex has not reached a level of profitability. The Company's liquidity could be adversely affected if Albex is not successful in generating sufficient sales of billets and achieving profitability.

                    MATERIAL CHANGES IN RESULTS OF OPERATIONS

               Six Months Ended September 30, 1999 Compared to the
               ---------------------------------------------------
                       Six Months Ended September 30, 1998
                       -----------------------------------

Consolidated net sales increased 13.0% with trailer sales at Ravens increasing 16.2% and were partially offset by lower sales at SABI of 13.9%. Gross profit margin decreased to 11.9% from 13.9%. The higher sales at Ravens were at lower margins, as the fleet sales of dump and flats and the start up of the Knox facility lowered over all gross profit margins. Albex gross profit margin decreased due to higher manufacturing costs. Selling, general and administrative expenses decreased to 7.3% from 7.8% of net sales.

Ravens net sales increased 16.2%. Fleet sales of both dump and flats and the introduction of steel dumps improved net sales. The Knox facility started production in April and generated net sales of approximately $2,302,000. Overall mix shift of fleet sales and the start up of the Knox facility lowered gross profit margins to 16.0% from 17.2%. Selling, general and administrative expense decreased to 7.2% from 8.0% of net sales.

Albex net sales to customers other than to Ravens and SABI increased 10.8% due mainly to increased extrusion sales. Gross profit margin decreased to nil from 4.0%. Higher manufacturing costs caused the decrease in margin. In October, additional manufacturing equipment will start up that will improve the reliability of the manufacturing process and the division should be profitable in the fourth quarter. Selling, general and administrative expenses were reduced to 5.3% from 5.7% of net sales.

SABI net sales decreased 13.9% due mainly to competitive conditions. Gross profit margins improved to 14.6% from 13.9%. Selling, general and administrative costs increased to 9.5% from 6.8% as sales decreased faster than cost and a new sales office was opened in the second quarter to improve sales coverage in the western half of the United States.



              Three Months Ended September 30, 1999 Compared to the
              -----------------------------------------------------
                      Three Months Ended September 30, 1998
                      -------------------------------------

Consolidated net sales increased 12.8% with trailer sales at Ravens increasing 12.8% and were partially offset by lower sales at SABI of 11.5%. Gross profit margin decreased to 11.5% from 13.1%. The higher sales at Ravens were at slightly higher margins due to the contribution of the Knox facility that was profitable in the second quarter. Albex operated at a net loss in the second quarter that exceeds last year's net loss by $189,416. Higher manufacturing cost and higher purchased material cost caused the variance. Selling, general and administrative expenses decreased to 7.8% from 7.9%.

Ravens net sales increased 12.8%. Higher steel and aluminum dump trailer sales were partially offset by lower flat trailer sales. The Knox facility started production in April and generated, in the second quarter, net sales of approximately $1,389,000. Higher utilization of the manufacturing facilities improved the gross profit margins to 16.8% from 16.5%. Selling, general and administrative expense decreased to 7.6% from 8.0% of net sales.

Albex net sales to customers other than to Ravens and SABI increased 15.7% due mainly to increased extrusion sales. Gross profit margin decreased to a loss of 2.1% from a profit of 1.1%. Higher manufacturing costs and higher purchased material cost caused the decrease in margin. As noted above, in October additional manufacturing equipment will start up that will improve the reliability of the manufacturing process; reduce significantly the need for purchase material and the division should be profitable in the fourth quarter. Selling, general and administrative expenses were reduced to 5.6% from 6.7% of net sales.

SABI net sales decreased 11.5% due mainly to competitive conditions. Gross profit margins improved to 14.4% from 13.7%. Selling, general and administrative costs increased to 10.2% from 6.7% as sales decreased faster than cost and a new sales office was opened during this quarter to improve sales coverage in the western half of the United States.

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

Ravens installed a new computer in March 1998. In January 1998, Ravens had retained a consulting firm to assist it in selecting new enterprise software to replace the current integrated manufacturing, inventory and accounting software. Ravens selected the new software in June 1998 and is currently training personnel and implementing the software. The new software was implemented at the wholesale parts operation in February 1999. The trailer sales and retail parts branch began using the new software in March 1999. Ravens expect to fully implement critical modules of the new software at its manufacturing facilities prior to November 30, 1999. The costs for acquiring and installing the new software and computer are expected to be approximately $600,000, of which approximately $500,000 is expected to be capitalized. Approximately $533,000 has been incurred as of June 30, 1999, of which approximately $492,000 has been capitalized.

SABI purchased new software and hardware and has retained a consulting firm to assist in the implementation. The cost is expected to be approximately $120,000, the majority of which will be capitalized. SABI expects to implement the software by December 1,1999. The company has purchased and installed the software and hardware. Training and implementation of the software began in September.

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

The costs and dates on which the Company believes that it will complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing assumptions of future events, including the continued availability of necessary hardware, software, and personnel for implementation and training, third party modification plans and other factors. There can be no guarantee that these estimates will be achieved, and actual results could differ materially from those anticipated. In addition, disruptions in the economy resulting from Year 2000 issues could adversely affect the Company.

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

                           PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

         An annual meeting of the stockholders was held on September 16,1999 at which time the Board of Directors as previously reported re-elected Jacob Pollock as a Director. Jacob Pollock, holding 1,599,173 shares representing 82.08% of the outstanding shares voted for the nominee. 1,652,778 affirmative votes were cast for the nominee and no negative votes were cast.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits:

         Exhibit No.                Item
         -----------                ----

         10(ii)                     Promissory Note between RVM Industries, Inc.
                                    and FirstMerit Bank, N.A. dated September
                                    30,1999.

         10(iii) Amendment to Loan Agreement dated September 30, 1999 between RVM Industries Inc. and FirstMerit Bank, N.A. for the Loan Agreement dated September 30, 1997.

         10(iv) Amendment to Business Loan Agreement dated September 30, 1999 between RVM Industries, Inc. and FirstMerit Bank, N.A. for the Business Loan Agreement dated September 30, 1997.

         27                         Financial Data Schedule


(b)      Reports on Form 8-K:

         No reports on Form 8-K were filed during the three months ended September 30, 1999.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   RVM INDUSTRIES, INC.
                                   --------------------
                                   (Registrant)

                                   By:   /S/ James R. McCourt
                                         ---------------------------------------
                                         James R. McCourt
                                         Chief Financial Officer
                                         and Principal Accounting Officer

Date:  November 12, 1999