Form 10-Q
period 1999-12-31
RVM INDUSTRIES INC
filed 2000-02-14
CIK 82172

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C., 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended December 31, 1999	Commission File No. 0-1709

RVM INDUSTRIES, INC.
—————————————————————————————————————————— ——————
(Exact name of registrant as specified in its charter)

Delaware	31-1515410

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

753 W. Waterloo Road, Akron, Ohio 44314-1519
—————————————————————————————————————————— ——————
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (330) 753-4545

NOT APPLICABLE
—————————————————————————————————————————— ——————
(Former name, former address and former fiscal year, if changed from last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    X      No

There were 1,937,505 shares outstanding of the Registrant’s common stock as of January 31, 2000.

RVM INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS — UNAUDITED

	1999

	December 31	March 31

ASSETS

Current assets:

Cash and cash equivalents	$813,260	$328,490

Receivables:

Trade, net of allowance for doubtful accounts of $109,500 and $107,000 at December 31 and March 31	8,759,154	10,021,593

Related party	263,011	157,121

Inventories
(Excess of replacement or current cost over stated values was $1,938,000 and $1,853,000 at December 31 and March 31)	13,671,012	10,697,909

Refundable income taxes	84,309	200,997

Deferred income taxes	758,000	758,000

Other current assets	307,374	201,934

Total current assets	24,656,120	22,366,044

Property, plant and equipment, net	27,085,392	25,791,627

Funds held by trustee for capital expenditures	224,219	535,583

Other assets	275,807	306,636

Total assets	$52,241,538	$48,999,890

See accompanying notes to the consolidated financial statements.

RVM INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS — UNAUDITED, Continued

	1999

	December 31	March 31

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:

Accounts payable – trade	$7,555,795	$6,552,072

– related parties	221,599	167,020

Accrued expenses and liabilities:

Compensation	855,728	982,363

Product warranty	1,025,985	850,000

Other	1,297,407	1,064,042

Current portion of long-term debt – other	2,242,414	1,579,252

– related parties	806,199	516,200

Total current liabilities	14,005,127	11,710,949

Note payable – bank	14,167,161	13,237,473

Long-term debt	9,797,123	10,211,908

Notes payable – related parties	2,337,401	2,797,050

Deferred income taxes	1,620,000	1,620,000

Total liabilities	41,926,812	39,577,380

Shareholders’ equity:

Common stock, $0.01 par value; authorized shares, 3,000,000; issued and outstanding, 1,937,505 shares at December 31, 1999 and 1,937,005 at March 31, 1999	19,376	19,371

Additional capital	4,786,336	4,784,341

Retained earnings	5,509,014	4,618,798

Total shareholders’ equity	10,314,726	9,422,510

Total liabilities and shareholders’ equity	$52,241,538	$48,999,890

See accompanying notes to the consolidated financial statements.

RVM INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED

	Nine Months Ended December 31

	1999	1998

Net sales	$68,734,884	$62,427,529

Cost of sales	60,513,300	54,105,559

Gross profit	8,221,584	8,321,970

Selling, general and administrative expenses	5,310,544	4,813,607

Income from operations	2,911,040	3,508,363

Other income (expense):

Other income	32,285	55,448

Interest expense	(1,486,431)	(1,431,918)

Loss on disposal of equipment	(44,703)	(39,077)

Income before income taxes	1,412,191	2,092,816

Provision for income taxes	521,976	774,366

Net income	$890,215	$1,318,450

Basic and diluted earnings per share:	$0.46	$0.68

See accompanying notes to the consolidated financial statements.

RVM INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED

	Three Months Ended December 31

	1999	1998

Net sales	$21,327,664	$20,455,850

Cost of sales	18,739,803	17,951,041

Gross profit	2,587,861	2,504,809

Selling, general and administrative expenses	1,834,713	1,541,440

Income from operations	753,148	963,369

Other income (expense):

Other income	3,587	38,066

Interest expense	(546,850)	(466,421)

Loss on disposal of equipment	(12,289)	(49,512)

Income before income taxes	197,596	485,502

Provision for income taxes	73,305	179,640

Net income	$124,291	$305,862

Basic and diluted earnings per share:	$0.06	$0.16

See accompanying notes to the consolidated financial statements.

RVM INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED

	Nine Months Ended December 31

	1999	1998

Cash flows from operating activities:

Net income	$890,215	$1,318,450

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	1,769,576	1,460,485

Increase (decrease) in accrued product warranty	175,985	75,000

Increase (decrease) in allowance for doubtful accounts	2,500	23,000

Loss on disposal of equipment	44,703	39,077

Increase (decrease) in cash from changes in:

Receivables	1,153,449	2,308,701

Inventories	(2,973,103)	(3,252,111)

Other assets	(111,571)	(115,876)

Accounts payable	1,058,903	(1,226,110)

Refundable and accrued income taxes	116,688	623,884

Accrued expenses and other current liabilities	106,730	(25,556)

Net cash provided by operating activities	2,234,075	1,228,944

Cash flows from investing activities:

Capital expenditures	(3,089,084)	(5,379,616)

Proceeds from disposal of fixed assets	18,000	13,450

Investment of income earned on investment of proceeds from long-term debt with trustee	(9,713)	(56,747)

Sale of investments and release of funds held by trustee	321,077	1,401,045

Net cash provided by investing activities	(2,759,720)	(4,021,868)

Cash flows from financing activities:

Payments on long-term debt	(1,187,268)	(1,155,485)

Proceeds from (payments on) notes payable – bank, net	929,688	2,491,093

Payments on long-term debt ppe line	(178,575)

Payments on notes payable to related parties	(169,650)	(459,650)

Proceeds from long-term debt, net of issuance costs	1,614,220	1,842,380

Proceeds from exercised stock options	2,000	0

Net cash provided by (used in) financing activities	1,010,415	2,718,338

Net increase (decrease) in cash and cash equivalents	484,770	(74,586)

Cash and cash equivalents at beginning of period	328,490	846,128

Cash and cash equivalents at end of period	$813,260	$771,542

See accompanying notes to the consolidated financial statements.

RVM INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	The information in this report reflects all adjustments, which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented for RVM Industries, Inc. (“the Company”). All adjustments other than those described in this report are, in the opinion of management, of a normal and recurring nature. These consolidated financial statements include the accounts of RVM’s wholly owned subsidiaries: Ravens, Inc. (“Ravens”), Albex Aluminum, Inc. (“Albex”) and Signs and Blanks, Inc (“SABI”). All significant intercompany accounts and transactions have been eliminated. Certain amounts in previously issued financial statements were reclassified to conform to the Fiscal Year 2000 presentation.

2.	On April 8, 1999, Ravens completed an asset purchase of the Knox, Indiana manufacturing facility of Galbreath, Inc. The Company leased the facility from a third party. The plant manufactures steel dump trailers. The trailers enhance the current product line and are marketed through the current Ravens distribution channels. The purchase price was $1,265,000 and was primarily financed by a note through FirstMerit Bank, N.A. The note amount was amended on September 30, 1999 from $1,100,000 to $1,614,220 and the funds were utilized for purchase of capital equipment for the facility. The note is payable on a monthly installment through September 30, 2004 at the lender’s prime rate. Interest is payable monthly.

3.	Basic earnings per share are based on net income divided by the weighted average number of common shares outstanding. The weighted average number of common shares outstanding was 1,937,496 in 1999 and 1,936,755 in 1998. Diluted earnings per share reflect the potential dilution that could occur if all options or contracts to issue common stock were issued or converted. Basic earnings per share for the Company is the same as diluted earnings per share.

4.	Inventories consist of the following:

	December 31, 1999	March 31, 1999

Raw materials	$6,962,644	$5,782,364

Work in process	3,548,892	2,160,389

Finished goods	3,159,476	2,755,156

	$13,671,012	$10,697,909

The reserve to reduce the carrying value of inventories from current cost to the LIFO basis amounted to approximately $1,938,000 at December 31 and $1,853,000 at March 31.

5.	Business Segment Information:

	Ravens	Albex	SABI	Eliminations	Consolidated

Nine months ended December 31, 1999

Sales to customers	$42,308,535	$18,633,580	$7,792,769	$0	$68,734,884

Intersegment sales	0	4,621,085	215	(4,621,300)	0

Net sales	$42,308,535	$23,254,665	$7,792,984	$(4,621,300)	$68,737,884

Income (loss) from operations	$3,450,300	$(875,476)	$314,937	$21,279	$2,911,040

Nine months ended December 31, 1998

Sales to customers	$38,633,355	$15,126,945	$8,667,229	$0	$62,427,529
Intersegment sales	0	5,070,350	398	(5,070,748)	0

Net sales	$38,633,355	$20,197,295	$8,667,627	$(5,070,748)	$62,427,529

Income (loss) from operations	$3,412,489	$(441,516)	$546,437	$(9,047)	$3,508,363

Three months ended December 31, 1999

Sales to customers	$12,252,236	$6,506,195	$2,569,233	$0	$21,327,664

Intersegment sales	0	1,326,013	29	(1,326,042)	0

Net sales	$12,252,236	$7,832,208	$2,569,262	$(1,326,042)	$21,327,664

Income (loss) from operations	$811,127	$(135,736)	$52,746	$25,011	$753,148

Three months ended December 31, 1998

Sales to customers	$12,766,704	$5,091,340	$2,597,806	$0	$20,455,850

Intersegment sales	0	1,195,938	22	(1,195,960)	0

Net sales	$12,766,704	$6,287,278	$2,597,828	$(1,195,960)	$20,455,850

Income (loss) from operations	$1,031,409	$(222,666)	$118,001	$36,625	$963,369

6.	In June 1998, the Financial Accounting Standards Board (“FASB”) issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which, as amended by FASB Statement No. 137, is required to be adopted in years beginning after June 15, 2000. The Statement permits early adoption as of the beginning of any fiscal quarter after its issuance. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the stature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings.

The Company has not yet determined what the effect of Statement No. 133 will be on its earnings and financial position and has not yet determined the timing or method of adoption. However, the Statement could increase volatility in earnings and comprehensive income.

7.	On September 30, 1998, the Company entered into a line of credit agreement with FirstMerit Bank, N.A.. The agreement provides for borrowings up to $20,000,000 based on eligible accounts receivable and inventories expiring on August 31, 2001. Interest is at FirstMerit Bank, N.A.’s prime rate minus 1/4%. The agreement is collateralized by accounts receivable, inventory, equipment, cash, intangibles and certain real estate. There are covenants relating to the payment of dividends, acquiring treasury stock, the creation of additional indebtedness, minimum tangible net worth, and cash flow coverage. The Company was not in compliance with the cash flow coverage covenant for the year ended March 31, 1999 and quarter ending June 30, 1999 but received a waiver from FirstMerit Bank, N.A. On September 30, 1999, FirstMerit Bank, N.A. amended the covenant on cash flow coverage and the company was in compliance. The Company was in compliance with the cash flow coverage covenant at December 31, 1999. The Company owed $14,161,161 under this agreement at December 31, 1999. The Company could have borrowed approximately $1,249,076 more than the amount owed to FirstMerit at December 31, 1999.

8.	See Impact of Year 2000 in Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion of the issue and estimated cost.

RVM INDUSTRIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

December 31, 1999

Material Changes in Financial Condition

The Company had cash and cash equivalents of $813,260 and $328,490 at December 31, 1999 and March 31, 1999, respectively. The Company could have borrowed approximately $1,249,076 more on the line of credit at December 31, 1999. As discussed in footnote 7, in Notes to Consolidated Financial Statements, the Company was in compliance with all bank covenants at December 31, 1999.

Capital expenditures were approximately $606,000 and $3,089,000 for the quarter and year to date respectively. The major expenditures were: (i) at Ravens, $665,000 for the purchase price of the fixed assets of the Knox, Indiana facility, $513,000 for a hydraulic press and beam welder at the Knox, Indiana facility, $337,000 at the Kent, Ohio facility for the cut to length line and $290,000 of computer and other equipment throughout the Ravens facilities; (ii) at Albex, approximately $1,100,000 for purchase of furnace, machinery and facility improvements for the extrusion and cast house operations; (iii) at SABI, $167,000 for computer and other miscellaneous equipment.

Inventories increased from year-end by $2,972,260 (28.8%). The increase was primarily at Ravens to support a 10.0% increase in sales, the Knox facility and the higher production rate scheduled for the fourth quarter. At Albex, higher aluminum prices increased the value of the inventory.

Account Receivables decreased $1,262,439 (12.5%) with net sales increasing from the last quarter of FY 1999 by 3.4%. The decrease in receivables was due primarily to a new dealer floor plan that was phased in over the past year at Ravens.

Current Liabilities increased $2,294,178 mainly to support the increase in operations at Ravens and an increase in the current portion of long-term debt.

On April 8, 1999, the Company entered into a long term note with FirstMerit N.A. for $1,100,000 and was amended on September 30, 1999 to increase the note to $1,614,220. The funds were used by Ravens to purchase the Knox facility assets and to purchase additional capital equipment. See footnote 2 in Notes to Consolidated Financial Statements.

The Company’s sales order backlog for new trailers was approximately $6,590,000 and $5,755,000 at December 31 and September 30, 1999, respectively. The increase backlog results from an increase in flat trailer orders and the cycle order pattern of specialty steel dump trailers built at the Knox facility. Although no assurances are possible, the Company believes that its cash resources, credit arrangements, and internally generated funds will be sufficient to meet its operating and capital expenditure requirements for existing operations and to service its debt in the next 12 months and foreseeable future. Cautionary statements: Demand for the Company’s products is subject to changes in general economic conditions and in the specific markets in which the Company competes. Albex has not reached a level of profitability. The Company’s liquidity could be adversely affected if Albex is not successful in generating sufficient sales of billets and achieving profitability.

Material Changes in Results of Operations

NINE MONTHS ENDED DECEMBER&NBSP;31, 1999 COMPARED TO THE
NINE MONTHS ENDED DECEMBER&NBSP;31, 1998

Consolidated net sales increased 10.1% with trailer sales at Ravens increasing 9.2%, Albex increasing 15.1%, and were partially offset by lower sales at SABI of 10.0%. Gross profit margin decreased to 12.0% from 13.3%. The higher sales at Ravens were at lower margins, as the fleet sales of dump and flats and the start up of the Knox facility lowered over all gross profit margins. Albex gross profit margin decreased due to higher manufacturing costs. Selling, general and administrative expenses remained at 7.7% of net sales.

Ravens net sales increased 9.5%. Fleet sales of both dump and flats and the introduction of steel dumps improved net sales. The Knox facility started production in April and generated net sales of approximately $2,302,000. Overall mix shift of fleet sales and the start up of the Knox facility lowered gross profit margins to 16.0% from 16.7%. Selling, general and administrative expense decreased to 7.8% from 8.0% of net sales.

Albex net sales to customers other than to Ravens and SABI increased 15.1% due mainly to increased extrusion sales. Gross profit margin decreased to 1.5% from 3.1%. Higher manufacturing costs caused the decrease in margin. In October, additional manufacturing equipment was installed that improved the reliability of the manufacturing process. The start up cost and the calendar year end slow down of shipments to customers kept the division at a loss. Selling, general and administrative expenses were reduced to 5.3% from 5.4% of net sales. The loss at Albex for the third quarter was lower than the previous two quarters. However, due to a slow down in orders in January, the division most likely will not turn profitable until next fiscal year.

SABI net sales decreased 10.0% due mainly to competitive conditions and a strike during the third quarter at a major vendor that limited production. Alternative sources of supply have been schedule and shipments from those vendors are being received in the fourth quarter. Gross profit margins remained at 13.9%. Selling, general and administrative costs increased to 9.9% from 7.7% as sales decreased faster than cost and a new sales office was opened in the second quarter to improve sales coverage in the western half of the United States.

THREE MONTHS ENDED DECEMBER&NBSP;31, 1999 COMPARED TO THE
THREE MONTHS ENDED DECEMBER&NBSP;31, 1998 u

Consolidated net sales increased 4.3%. Sales at Albex increased 24.5% and was partially offset by lower sales at Ravens 4.0%, and at SABI of 1.5%. Gross profit margin decreased to 12.1% from 12.2%. The higher sales at Albex were at low margins due to the start up of a new furnace at Albex. Albex’s operating loss for the third quarter was $86,930 better than last year’s third quarter loss of $(222,666). RVM selling, general and administrative expenses increased to 8.6% from 7.5% due mainly to a one-time savings last year.

Ravens net sales decreased 4.0%. Higher steel and aluminum dump trailer sales were offset by lower flat trailer sales. There was a slow down in the flat trailer market during the third quarter with a pick up in orders for December through March. The Knox facility started production in April and generated, in the third quarter, net sales of approximately $931,000. Higher utilization of the manufacturing facilities increased gross profit margins to 16.0% from 15.8%. Selling, general and administrative expense increased to 9.3% from 7.7% of net sales due mainly to timing of expenditures (year to date the percents were 7.8% and 8.0% respectively).

Albex net sales to customers other than to Ravens and SABI increased 24.5% due mainly to increased extrusion sales. Gross profit margin increased to 3.1% from 1.3%. Higher production volumes in the cast house reduced manufacturing cost. As noted above, in October additional manufacturing equipment was installed that improves the reliability of the manufacturing process and reduce significantly the need for purchase of material. Selling, general and administrative expenses were increased to 5.2% from 4.9% of net sales.

SABI net sales decreased 1.1% due mainly to competitive conditions and a strike at a major supplier. Gross profit margins decreased to 12.5% from 14.0% as higher material cost resulted from the usage of an alternative supplier. Selling, general and administrative costs increased to 10.5% from 9.5% as sales decreased faster than cost and a new sales office was opened during the second quarter to improve sales coverage in the western half of the United States.

Impact of Year 2000

The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Computer programs that have time-sensitive software may recognize a date using “0” as the year 1900 rather than the year 2000.

As of February 10, 2000 the Company has not experienced any computer related problems resulting from the Year 2000 problem.

The company took the following steps to achieve an error free transition.

Ravens installed a new computer in March 1998. In January 1998, Ravens had retained a consulting firm to assist in selecting new enterprise software to replace the current integrated manufacturing, inventory and accounting software. Ravens selected the new software in June 1998 and began training personnel and implementing the software. The new software was implemented at the wholesale parts operation in February 1999. The trailer sales and retail parts branch began using the new software in March 1999. Ravens fully implement critical modules of the new software at its manufacturing facilities by November 30, 1999. The costs for acquiring and installing the new software and computer was $533,000 of which approximately $492,000 was capitalized.

SABI purchased new software and hardware and the system was implemented by December 1, 1999. The cost was approximately $120,000, the majority of which was capitalized.

Albex software is Year 2000 compliant.

The above expenditures were paid with internally generated cash and with borrowings.

FORWARD-LOOKING STATEMENTS

Forward-looking statements in this Form 10-Q are made pursuant to the safe harbor provisions of Rule 175 promulgated under the Securities Act of 1933. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Potential risks and uncertainties include, but are not limited to: general business and economic conditions; the financial strength of the industries which the company serves; the competitive pricing environment within the markets which the Company serves; labor disruptions; interruptions in the supply of raw materials and services; a significant increase in the price of aluminum; continued availability of credit from lenders and vendors; government regulations; obsolescence of the Company’s products and manufacturing technologies; and the inability of outside vendors to make their computer systems Year 2000 compliant in time or the magnitude of the Year 2000 issue being greater than presently anticipated.

PART II. OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits:

Exhibit No.	Item

27	Financial Data Schedule

(b) Reports on Form 8-K:

No reports on Form 8-K were filed during the three months ended December 31, 1999.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RVM INDUSTRIES, INC. (Registrant)

By: /S/ James R. McCourt James R. McCourt Chief Financial Officer and Principal Accounting Officer

Date: February 10, 2000