Form 10-K405
period 2000-03-31
RVM INDUSTRIES INC
filed 2000-06-23
CIK 82172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C., 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	Commission File

March 31, 2000	No. 0-1709

RVM INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	31-1515410

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

753 W. Waterloo Road, Akron, Ohio	44314-1519

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (330) 753-4545

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act:

Common Stock (par value $.01 per share)

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes      X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]

The aggregate market value of the voting stock held by non-affiliates as of June 1, 2000, based on a bid price of $4.75 was approximately $891,105. The Registrant has no non-voting common equity.

There were 1,937,505 shares outstanding of the Registrant’s common stock as of June 1, 2000.

Documents Incorporated by Reference

None

RVM INDUSTRIES, INC.

Index to Annual Report on Form 10-K
for the Fiscal Year Ended March 31, 2000

PART I		Pages

Item 1	Business	3-8

Item 2	Properties	8-9

Item 3	Legal Proceedings	9

Item 4	Submission of Matters to a Vote of Security Holders	9

PART II

Item 5	Market for Registrant’s Common Equity and Related Stockholder Matters	10

Item 6	Selected Financial Data	11

Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12-15

Item 7a	Quantitative and Qualitative Disclosures about Market Risk	16

Item 8	Financial Statements and Supplementary Data	17-41

Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	42

PART III

Item 10	Directors and Executive Officers of the Registrant	42-43

Item 11	Executive Compensation	44-47

Item 12	Security Ownership of Certain Beneficial Owners and Management	48

Item 13	Certain Relationships and Related Transactions	49

PART IV

Item 14	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	50-52

PART I

Item 1. Business

Companies

      RVM Industries, Inc. (RVM) is a publicly held holding company. Ravens, Inc. (Ravens), Albex Aluminum, Inc. (Albex), and Signs and Blanks, Inc. (SABI) are wholly owned subsidiaries of RVM. The “Company” refers to RVM, Ravens, Albex and SABI, collectively. See Note 17 to the consolidated financial statements for financial information about industry segments.

Fiscal Year

      RVM’s fiscal year ends on March 31. References to 2000, 1999, etc. are for the fiscal years ended March 31, 2000, 1999, etc., respectively.

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

      On March 31, 1997, RVM purchased all of the common stock of Albex and SABI which were corporations wholly owned by Pollock, the majority shareholder of RVM. Since this was a business combination of entities under common control, the financial statements of prior years were restated to reflect the combination on an “as if pooling of interests” basis.

      RVM acquired Albex and SABI because these companies, like Ravens, utilize aluminum as the major material in their products, and RVM believes that access to capital markets and the trading value of RVM’s common stock may be enhanced by increasing the size of RVM. The purchase prices of Albex and SABI were contingent upon future earnings of Albex and SABI. See Note 2 to the consolidated financial statements.

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

      On April 8, 1999, RVM purchased the assets and inventory of a steel trailer manufacturing plant in Knox, Indiana, for approximately $1.2 million. The plant produces a new steel trailer product line that enhances the current product line and is sold through the Ravens distribution network.

Markets

   Ravens

      The principal business of Ravens is the design and manufacture of truck trailers, consisting of platform (flatbed) trailers, drop deck trailers, dump trailers, and dump truck bodies. Since the late 1950s, Ravens has designed and manufactured durable, lightweight aluminum trailers and bodies which provide the advantage of lower operating costs plus higher legal payload capacity. Ravens’ products are primarily made with aluminum bodies and aluminum chassis. With the addition of the Knox facility, Ravens now produces a dump trailer made of steel. The steel dump trailer serves the demolition market which requires a more durable body. Ravens’ truck trailers are basically standardized products with a number of optional features available; however, certain variations are often made to satisfy customers’ requirements. Ravens also manufactures truck and trailer accessories, including tool boxes, side kits and boxes, bulkheads and other optional equipment. Ravens sells a wide variety of after-market parts for trucks and trailers, including parts for its own trailers

      The markets for Ravens’ truck trailer and body product lines are virtually all within the highway transportation industry in the U.S. with a small amount of sales in Canada. These markets include both for-hire carriers (commercial trucking companies and owner operators) and private carriers (manufacturers and producers delivering their own products or commodities). Dump trailer and body applications include construction and road building materials, agricultural and mining products, industrial and municipal waste, and a wide range of other bulk commodities. Platform trailers are utilized in a variety of applications, including steel and other metals, lumber, building materials, machinery, appliances, and industrial equipment. The overall business of Ravens is not generally seasonal.

      The U.S. market for truck trailers and related products has historically been somewhat cyclical and has been affected by overall economic conditions as well as regulatory changes for the highway transportation industry.

   Albex

      Albex operates three extrusion presses (1,400 ton, 2,200 ton, and 3,000 ton) for standard and custom soft alloy aluminum extruded shapes. In 2000, Albex shipped approximately 30 million pounds of aluminum extrusions in a market estimated to exceed 3.7 billion pounds. Several of aluminum’s physical properties such as tensile strength, corrosion resistance, thermal conductivity, lighter weight than steel, and scrap value for recycling are attractive to a wide range of markets. Albex sells to manufacturers, fabricators and distributors in the transportation, building and construction, consumer durables, and other aluminum extrusion markets. Most sales are to customers in the Midwestern portion of the U.S. Albex’s business is not generally seasonal.

      Applications in the transportation market include truck trailers and bodies, utility trailers, recreational vehicles, and railcars. Approximately 21%, 22% and 29% of Albex’s net sales in 2000, 1999, and 1998, respectively, were to Ravens. These sales and intercompany inventory profits have been eliminated from the consolidated financial statements.

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

   SABI

      SABI is a fully automated manufacturer of aluminum sign blanks and traffic, warning, and street signs. SABI distributes its manufactured products and purchased sign posts to a market approximating $350 million per year. Approximately two-thirds of SABI’s sales are to fabricator/dealers who purchase aluminum blanks, cover them with reflective sheeting that is often silk screened, and then sell the finished signs to governmental agencies. Approximately one-third of SABI’s sales are directly to governmental agencies in the form of blanks or signs silk screened by SABI’s print shop. Most sales are to customers east of the Mississippi River. SABI’s business is not generally seasonal.

Backlog

      Ravens’ backlog of orders for new trailers amounted to approximately $5,009,000 at May 31, 2000 compared to approximately $9,445,000 at May 31, 1999. The backlog is expected to be completed in the current fiscal year. The order backlogs for the extrusion and sign industries are not relevant due to the nature of the industries and customers. These backlogs tend to be low and of short duration.

Distribution and Service

   Ravens

      Ravens sells and services truck trailers nationally through 79 trailer dealerships located in 34 states and 3 dealerships located in Canada. Ravens owns trailer and parts sales branches located in Dover, Ohio. In addition, Ravens has regional sales managers who support the dealerships and solicit direct sales from fleet customers.

      Service and maintenance on Ravens’ products are performed by its Dover, Ohio service branch. The Company approved garages, repair shops, and customers are also authorized to service its products.

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

      Ravens, particularly, is recognized as a leading manufacturer of aluminum platform trailers. Ravens believes that there are no more than 10 manufacturers of aluminum platform trailers, of which 4 account for approximately 90-95% of the units produced. Ravens believes, based upon 2000 estimates of units registered, that Ravens’ market share was approximately 28% and that East Manufacturing Corporation, Benson Truck Bodies, Inc., and Reitnouer, Inc. had market shares of approximately 14%, 20% and 28%, respectively. Ravens strives to compete based upon product performance, but economic conditions and competition with aluminum, composite, and steel manufacturers have caused the importance of price to increase.

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

      In April 1999, Ravens purchased the assets of Galbreath’s steel dump line of trailers at Knox, Indiana. This acquisition complements Ravens’ aluminum line of trailers and allows the Company to compete in demolition, scrap, boulder dump and other heavy-duty operations that require steel trailers. Ravens uses a stronger heat-treated steel such as AR-400 to produce a longer lasting steel trailer and employs a 2000 ton brake press in the manufacture of steel trailers. Ravens is able to form the required steel materials in single section, which gives it an advantage over a competitor that must weld multiple sections to form the steel dump trailer body.

   Albex

      The aluminum extrusion industry is highly competitive. Although there are more than 100 companies in North America that participate, the industry has begun to consolidate as large aluminum companies have acquired major extrusion manufacturers. The Company’s principal competitors now include Alcoa, Kaiser, Caradon Indalex (which acquired Easco, Inc.) and Norsk Hydro (which acquired Wells Aluminum). Success in the industry turns on a company’s ability to supply a quality product on time at a fair price. As an ISO 9002 certified company that can cast billet, provide short customer order to shipment times and provide a wide variety of shapes, whether mill length or fabricated to customer specifications, Albex, although much smaller than its principal competitors, maintains a strong presence in the industry.

   SABI

      SABI believes that it is one of the four largest companies who together account for approximately 25% of the sign market and that its market share approximates 5-6%. The other three companies are Hall Signs, Inc., Newman Traffic Signs, Inc. (Newman), and Vulcan, Inc. Newman competes against SABI in all geographic markets, whereas the others are strong in particular geographic areas. A large number of other manufacturers, fabricator/dealers, and governmental sign shops account for the other 75% of the sign market.

Patents and Trademarks

      Ravens has a registered trademark for its swirl design finish on its manufactured products. Ravens believes that the swirl finish is a cosmetic feature which favorably distinguishes its trailers and bodies from competitors’ products.

Employees

      The Company currently employs approximately 554 administrative, sales, engineering, production, and repair and service personnel. The hourly personnel at the Ravens facility in Dover, Ohio are represented by the International Association of Machinists and Aerospace Workers, AFL-CIO, under an agreement which expires on April 18, 2002. The hourly production employees at the Ravens Kent, Ohio facility are represented by the International Association of Bridge, Structural and Ornamental Iron Workers, AFL-CIO, under an agreement that expires on April 15, 2001. The United Steelworkers of America, AFL-CIO, represent Albex’s hourly production employees under an agreement which expires on June 5, 2002. SABI’s hourly production employees are represented under an agreement expiring on December 31, 2000 with The Glass, Molders, Pottery, Plastics & Allied Workers International Union, AFL-CIO.

Regulation

      Truck trailer length, height, width, maximum capacity and other specifications are regulated by the U.S. Government and State Governments. The U.S. Government also regulates certain safety features incorporated in the design of truck trailers.

Environmental Matters

      The Company’s facilities are subject to the environmental laws and regulations of the jurisdictions in which they are located. RVM believes that the environmental standards maintained at such locations meet applicable regulatory requirements. The Company’s operations, like those of other competitors in basic industries, have in recent years become subject to increasingly stringent legislation and regulations with regard to protection of human health and the environment. More rigorous policies and requirements may be imposed in the future. Although RVM is not aware of any specific measures or expenditures that will be required, compliance with such laws, regulations or policies may require expenditures in the future.

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

      Steel dump production began in April 1999 at a 6 acre site with two buildings leased by Ravens in Knox, Indiana. The main building is approximately 55,000 square feet; a brake press building of 4,900 square feet was completed in November 1999.

      Ravens has sufficient production capacity at the Jacksonville, Knox and Kent facilities to meet current and projected demand for its current products.

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

      Albex owns a 47 acre site in Canton, Ohio. The extrusion operation and administrative offices are located in a 250,000 square foot building constructed primarily of brick. A 36,000 square foot prefabricated steel building houses the billet casting operation. RVM believes that Albex has sufficient production capacity to meet current and projected demand for its current products.

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

Item 3. Legal Proceedings

      The Company is involved in various claims and litigation arising in the ordinary course of business. Management believes that the outcome of such claims will not have a material adverse effect on the Company’s financial position and results of operations and cash flows.

Item 4. Submission of Matters to a Vote of Security Holders

      There were no matters submitted to a vote of security holders in the quarter ended March 31, 2000.

PART II

Item 5. Market for the Registrant’s Common Equity and Related Stockholder
Matters

      RVM’s common stock (trading symbol “RVMI”) is traded over-the-counter and quoted on the OTC Bulletin Board and on “pink sheets” which are published periodically. The high and low trade prices and shares traded of RVM’s common stock as reported by the OTC Bulletin Board for each quarterly period during the last two fiscal years were as follows:

			Shares
	High	Low	Traded

1999

First quarter	17.000	12.250	2,600

Second quarter	14.750	7.000	17,400

Third quarter	11.500	4.500	11,500

Fourth quarter	7.500	3.875	1,200

2000

First quarter	4.500	4.500	2,800

Second quarter	5.500	4.250	12,400

Third quarter	4.875	4.500	73,000

Fourth quarter	4.750	3.000	7,200

      The trade prices do not include retail mark-ups, mark-downs or commissions.

      RVM has not paid dividends in the last two years and is restricted from paying dividends by its loan agreements. Payment of dividends is within the discretion of RVM’s Board of Directors and will depend on, among other factors, earnings, capital requirements and the operating and financial condition of the Company. RVM does not presently intend to pay dividends in the foreseeable future.

      There were approximately 3,700 holders of record of the Registrant’s common stock as of June 1 2000. See Item 12.

Item 6. Selected Financial Data for the years ended March 31

      This information should be read in conjunction with the consolidated financial statements and the related notes in Item 8 and Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7.

	2000	1999	1998	1997		1996

Net sales	$91,986,494	$83,035,031	$79,903,238	$61,638,221		$61,793,870

Income (loss) from operations	1,308,254 (1)	4,215,888	4,936,300	1,960,772	(4)	(274,507)

Unusual (expense) income items	0	0	0	(390,015	)(5)	0

Income (loss) before income taxes and accounting change	(820,280)	2,565,591	3,518,657	586,401		(1,354,680)

Cumulative effect of accounting change(3)	0	0	211,651	0		0

Net income (loss)	(535,451)	1,533,341	1,821,944	80,939		(1,465,653)

Basic and diluted earnings per share: (2)

Income before cumulative effect of accounting change	$(0.28)	$0.79	$1.05

Cumulative effect of accounting change	0.00	0.00	(0.11)

Net income	$(0.28)	$0.79	$0.94

Pro forma basic and diluted earnings per share			$1.09	$0.19		$(0.45)

Average number of shares used in computation of per share amounts	1,937,498	1,936,756	1,935,776	1,938,140		1,943,525

Cash dividends declared per common share	$0	$0	$0	$0		$0

Total assets	53,731,708	48,999,890	48,348,030	38,567,375		39,211,709

Total long-term obligations	30,760,387	27,866,431	26,995,189	18,295,499		17,853,851

Working capital	15,412,492	10,655,095	10,591,297	2,181,245		2,008,050

Shareholders’ equity	8,889,059	9,422,510	7,888,169	6,056,225		5,796,700

(1)	Includes loss of $2,573,016 for impairment of long-lived assets.

(2)	Historical earnings per share information for 1996 and 1997 is not presented because Albex and SABI were not tax paying entities in those years and, therefore, the historical results of operations are not indicative of the operating results of the Company on an ongoing basis.

(3)	Net loss for Albex and SABI for the quarter ended March 31, 1997 recorded as accounting change as Albex and SABI changed their fiscal year ends from December 31 to March 31.

(4)	Includes loss of $371,768 for impairment of long-lived assets.

(5)	Loss on pension settlement.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results
of Operations

LIQUIDITY AND CAPITAL RESOURCES

      The Company had cash and cash equivalents of $793,122 and $328,490 at March 31, 2000 and 1999, respectively. The Company could have borrowed approximately $2,212,000 more on a line of credit at March 31, 2000. On September 30, 1999, the Company and FirstMerit Bank, N.A. amended the line of credit agreement to allow borrowings up to $20,000,000 until August 31, 2001. As discussed in Note 5, the Company was in compliance with all the loan covenants, as amended by a waiver from the lender.

      On March 30, 2000, as approved by the Board of Directors, the purchase agreement for Albex and SABI was amended (see Note 2). The amendment adjusted the method of calculating the purchase price of Albex and SABI which resulted in the Company not being required to make any payment to the seller for either company.

      Although no assurances are possible, the Company believes that its cash resources, credit arrangements, and internally generated funds will be sufficient to meet its current operating and capital expenditure requirements for existing operations and to service its debt in the next 12 months and the foreseeable future. Cautionary statements: Demand for the Company’s products is subject to changes in general economic conditions and in the specific markets in which the Company competes.

      Based upon sales for early 2001 and a sales order backlog for new trailers approximating $5,009,000 at May 31, 2000, the Company is projecting sufficient sales to maintain profitability and meet debt covenants in 2001. However, see the cautionary statement in the above paragraph which indicates factors which could adversely affect profitability. The order backlogs for the extrusion and sign industries are not relevant due to the nature of the industries and customers. These backlogs tend to be low and of short duration.

2000

      Net cash used in operating activities was primarily for working capital to support the Knox plant and also at Ravens and Albex for inventory to support higher sales volume. Offsetting the majority of the increase in working capital was the non-cash impairment to machinery and equipment expense (see Note 15) and an increase in other current liabilities.

      The Company made capital expenditures of $3,638,351 during the last fiscal year, as follows. Ravens expended approximately $1,200,000 for the purchase of equipment used in its Knox facility, $337,000 for completion of the Cut to Length line at Kent, and $432,000 for the purchase of miscellaneous equipment used at other plants. Albex invested approximately $1,470,000 in upgrades and improvements to equipment and buildings. Signs and Blanks spent approximately $209,000 primarily for new computer hardware to become Year 2000 compliant.

      On April 8, 1999 and amended on September 30, 1999, the Company entered into a long-term note with FirstMerit N.A. for $1,614,220. The funds were used by Ravens to purchase the Knox facility equipment and for additional capital equipment.

1999

      Cash provided by operating activities of $3,411,718 was used mainly for capital expenditures. Albex completed the aluminum billet casting facility and the scrap handling equipment. Ravens used capital expenditures for construction of a new building for the Kent, Ohio facility. Working capital increased to $10,655,095 at March 31, 1999, from $10,591,297 at March 31, 1998.

1998

      Albex used cash provided by net borrowings mainly for approximately $3,200,000 of capital expenditures for the aluminum billet casting facility and related aluminum scrap processing equipment and for approximately $1,200,000 by Ravens mainly for building improvements and construction of a new building at its Kent, Ohio facility. Working capital increased to $10,591,297 at March 31, 1998 from $2,181,245 due mainly to replacing short-term bank financing with long-term financing and investing cash provided by net income and non-cash items in receivables and inventories. Receivables, inventories, accounts payable—trade, and accrued expenses increased mainly due to increased production and sales.

RESULTS OF OPERATIONS

Years Ended March 31, 2000 and 1999

      Net sales of $91,986,494 increased $8,951,463 or 10.8% in 2000, mainly due to increases in both trailer sales at Ravens and the higher volume of aluminum extrusion and billet sales by Albex. Gross profit increased 3.6% to $11,157,361 in 2000 from $10,770,665 in 1999. Gross profit margin percent of net sales decreased to 12.1% in 2000 from 13.0% in 1999. The consolidated gross profit percentage decreased due to higher costs and the mix of more Albex sales with lower gross margin compared to Ravens and SABI. Selling, general and administrative expenses remained at 7.9% of net sales. On March 30, 2000 the Board of Directors approved the operating plan for Albex in which certain equipment used would be discontinued and a before tax $2,573,016 charge related to the impairment of machinery and equipment was recognized (see Note 15). Interest expense increased mainly due to more debt outstanding during 2000 compared to 1999 and an increase in the prime rate. See Note 8 to the consolidated financial statements for a discussion of income taxes. Overall the Company sustained a net loss of $535,451 for 2000 (a net income of $1,144,213 before the charge related to the impairment of machinery and equipment) compared to a net income of $1,533,341 in 1999.

      Ravens’ net sales increased $6,395,130 or 12.6% due to higher dump trailer sales and the additional sales of steel trailers from the Knox plant. The Knox facility was profitable for 2000 due to the additional capital equipment and improved utilization of the plant. Overall gross profit increased 4.5% to $9,237,232 in 2000 from $8,835,032 in 1999. Gross profit as a percent of net sales decreased to 16.1% in 2000 from 17.4% in 1999. The decrease was caused mainly by mix of lower profitable steel and aluminum dumps and more fleet sales of flats. Selling and general administrative cost decreased to 7.8% of net sales in 2000 from 8.2% in 1999. Income from operations increased 2.3% to $4,775,309 in 2000 from $4,667,478 in 1999.

      Albex’s net sales to customers other than Ravens and SABI increased by $4,248,774 or 15.6%. Gross profit increased to $639,520 in 2000 from $459,687 in 1999. Albex cast house facility was put into service in December 1998. Fixed assets utilized in the production of the aluminum billet were deemed to be unreliable and too expensive to operate. These assets were phased out in the last quarter of the year and new equipment replaced some of the phased out equipment. The expected improvement in profit due to higher sales and improved efficiencies was not realized due to the higher cost and the unreliability of the cast house equipment placed out of service. The Company recognized a fourth quarter charge for the impairment of machinery and equipment of $2,573,016. Selling and general administrative increased 17.8% to $1,758,976 in 2000 from $1,491,000 in 1999. The higher cost was due mainly to higher selling expense, ISO 9002 certification and professional fees. Overall the net loss from operations increased to $3,692,472 in 2000 from $1,031,313 in 1999. The Company expects the new operating plan when fully implemented in 2001, will turn the division profitable. Cautionary statement: Demand for the Company’s products is subject to changes in general economic conditions and in specific markets in which the Company competes.

      SABI’s net sales decreased $1,161,014 or 10.4%. Lower sales were caused by competitive conditions and a strike at a major vendor that limited production in the third quarter. Gross profit as a percent on net sales decreased to 12.8% in 2000 from 13.2% in 1999, as higher aluminum and other material cost were not completely passed through to customers. Selling and general administrative cost increased to 10.6% in 2000 from 8.0% in 1999. The Company added sales offices in Pennsylvania (since closed) and North Dakota. Operating profit decreased to $219,342 in 2000 from $577,180 in 1999.

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

      Ravens’ net sales decreased 3.8% due to weaker industry demand for flats and dumps. Income from operations decreased by $210,580 or 4.3% due to lower sales and plant utilization.

      Albex’s net sales to customers other than Ravens and SABI increased by $5,309,953 or 33.7%. Albex cast house facility was put into service in December 1998. Loss from operations increased by $452,546 mainly due to start-up and learning costs.

      SABI’s gross profit margin increased to 17.1% from 17.0% and operating income decreased by $75,955 or 11.6%. The decrease is attributable to increased selling, general and administrative expenses while gross profit remained at about the prior year’s level.

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

      As of June 1, 2000 the Company has not experienced any computer related problems resulting from the Year 2000 problem.

      The Company took the following steps to achieve an error free transition.

      Ravens installed a new computer in March 1998. In January 1998, Ravens retained a consulting firm to assist it in selecting new enterprise software to replace the current integrated manufacturing, inventory, and accounting software. Ravens selected the new software in June 1998. The new software was implemented at the wholesale parts operation in February 1999. The trailer sales and retail parts branch began using the new software in March 1999. Ravens fully implemented critical modules of the new software at its manufacturing facilities by November 30, 1999. The costs for acquiring and installing the new software and computer was $542,000 of which approximately $476,000 was capitalized.

      SABI purchased new software and hardware and the system was implemented by December 1, 1999. The cost was approximately $120,000, the majority of which was capitalized.

      Albex software was already Year 2000 compliant.

      The above expenditures were paid with internally generated cash and with borrowings.

FORWARD-LOOKING STATEMENTS

      Forward-looking statements in this Form 10-K are made pursuant to the safe harbor provisions of Rule 175 promulgated under the Securities Act of 1933. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Potential risks and uncertainties include, but are not limited to: general business and economic conditions; the financial strength of the industries which the company serves; the competitive pricing environment within the markets which the Company serves; labor disruptions; interruptions in the supply of raw materials and services; a significant increase in the price of aluminum; continued availability of credit from lenders and vendors; government regulations; and obsolescence of the Company’s products and manufacturing technologies.

Item 7a. Quantitative and Qualitative Disclosures about Market Risk

DERIVATIVE FINANCIAL INSTRUMENTS

The Company does not hold or issue derivative financial instruments for any purposes.

INTEREST RATE EXPOSURE

Based on the Company’s overall interest rate exposure as of and during the year ended March 31, 2000, a near-term change in interest rates, within a 95% confidence level based on historical interest rate movements, would not materially affect the Company’s consolidated financial position, results of operations or cash flows.

Item 8. Financial Statements and Supplementary Data

		Pages

Financial Statements:

	Report of Independent Auditors	18

	Consolidated Balance Sheets, March 31, 2000 and 1999	19-20

	Consolidated Statements of Operations for the years ended March 31, 2000, 1999 and 1998	21

	Consolidated Statements of Changes in Shareholders’ Equity for the years ended March 31, 2000, 1999 and 1998	22

	Consolidated Statements of Cash Flows for the years ended March 31, 2000, 1999 and 1998	23

	Notes to Consolidated Financial Statements	24-40

Financial Statement Schedule:

II -	Valuation and Qualifying Accounts for the years ended March 31, 2000, 1999 and 1998	41

      All other schedules are omitted because they are not applicable or the required information is presented in the financial statements or the notes thereto.

Report of Independent Auditors

To the Shareholders and Board of Directors RVM Industries, Inc.

We have audited the accompanying consolidated balance sheets of RVM Industries, Inc. and subsidiaries as of March 31, 2000 and 1999, and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for each of the three years in the period ended March 31, 2000. Our audit also included the financial statement schedule listed in Item 8. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of RVM Industries, Inc. and subsidiaries at March 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, in fiscal 1998 two subsidiaries changed their fiscal year end to be in conformity with RVM Industries, Inc.

                       /S/ ERNST & YOUNG LLP

Akron, Ohio

June 19, 2000

RVM INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

	March 31

	2000	1999

ASSETS

Current assets:

Cash and cash equivalents	$793,122	$328,490

Receivables:

Trade, net of allowance for doubtful accounts of $128,000 and $107,000 in 2000 and 1999	10,889,445	10,021,593

Related party	147,826	157,121

Inventories	15,560,631	10,697,909

Refundable income taxes	0	200,997

Deferred income taxes	1,217,700	758,000

Assets held for sale	643,844	0

Other current assets	242,186	201,934

Total current assets	29,494,754	22,366,044

Property, plant and equipment, net	23,737,525	25,791,627

Funds held by trustee for capital expenditures	227,801	535,583

Other assets	271,628	306,636

Total assets	$53,731,708	$48,999,890

The accompanying notes are an integral part of the consolidated financial statements.

RVM INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS, Continued

	March 31

	2000	1999

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:

Accounts payable–trade	$7,467,524	$6,552,072

–related parties	287,539	167,020

Accrued expenses and liabilities:

Compensation	731,352	1,016,924

Product warranty	1,076,447	850,000

Other	1,883,345	1,029,481

Current portion of long-term debt–other	2,264,855	1,579,252

–related parties	371,200	516,200

Total current liabilities	14,082,262	11,710,949

Note payable—bank	17,409,421	13,237,473

Long-term debt	9,433,316	10,211,908

Notes payable—related parties	2,715,850	2,797,050

Deferred income taxes	1,201,800	1,620,000

Total liabilities	44,842,649	39,577,380

Shareholders’ equity:

Preferred stock, $0.01 par value; authorized shares, 300,000; none outstanding	0	0

Common stock, $0.01 par value; authorized shares, 3,000,000; issued and outstanding: 1,937,505 shares at March 31, 2000, and 1,937,005 shares at March 31, 1999	19,376	19,371

Additional capital	4,786,336	4,784,341

Retained earnings	4,083,347	4,618,798

Total shareholders’ equity	8,889,059	9,422,510

Total liabilities and shareholders’ equity	$53,731,708	$48,999,890

The accompanying notes are an integral part of the consolidated financial statements.

RVM INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended March 31

	2000	1999	1998

Net sales	$91,986,494	$83,035,031	$79,903,238

Cost of sales	80,829,133	72,264,376	67,989,575

Gross profit	11,157,361	10,770,655	11,913,663

Selling general and administrative expenses	7,276,091	6,554,767	6,977,363

Impairment of machinery and equipment	2,573,016	0	0

Income from operations	1,308,254	4,215,888	4,936,300

Other income (expense):

Other income	77,335	153,440	106,810

Interest expense	(2,088,663)	(1,922,974)	(1,502,830)

Gain (loss) on sales of property, plant and equipment	(117,206)	119,237	(21,605)

Total other expense, net	(2,128,534)	(1,650,297)	(1,417,625)

Income (loss) before income taxes and cumulative effect of accounting change	(820,280)	2,565,591	3,518,675

Provision for income taxes (benefit)	(284,829)	1,032,250	1,485,080

Income before cumulative effect of accounting change	(535,451)	1,533,341	2,033,595

Cumulative effect of accounting change	0	0	(211,651)

Net income (loss)	$(535,451)	$1,533,341	$1,821,944

Basic and diluted earnings per share:

Income (loss) before cumulative effect of accounting change	$(0.28)	$0.79	$1.05

Cumulative effect of accounting change	0.00	0.00	(0.11)

Net income (loss)	$(0.28)	$0.79	$.94

The accompanying notes are an integral part of the consolidated financial statements.

RVM INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

for the years ended March 31, 2000, 1999 and 1998

		Common
	Common	Stock	Additional	Retained
	Shares	Amount	Capital	Earnings	Total

Balance at March 31, 1997	1,934,255	$19,343	$4,985,020	$1,051,862	$6,056,225

Net income				1,821,944	1,821,944

Reclassification of undistributed net loss of S-Corporations			(211,651)	211,651	0

Stock options exercised	2,500	25	9,975		10,000

Balance at March 31, 1998	1,936,755	19,368	4,783,344	3,085,457	7,888,169

Net income				1,533,341	1,533,341

Stock options exercised	250	3	997		1,000

Balance at March 31, 1999	1,937,005	19,371	4,784,341	4,618,798	9,422,510

Net loss				(535,451)	(535,451)

Stock options exercised	500	5	1,995		2,000

Balance at March 31, 2000	1,937,505	$19,376	$4,786,336	$4,083,347	$8,889,059

The accompanying notes are an integral part of the consolidated financial statements.

RVM INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended March 31

	2000	1999	1998

Cash flows from operating activities:

Net income (loss)	$(535,451)	$1,533,341	$1,821,944

Adjustments to reconcile net income to net cash provided by (used in) operating activities:

Depreciation and amortization	2,390,250	2,043,173	1,626,913

Impairment of machinery and equipment	2,573,016	0	0

Deferred income taxes	(877,900)	596,700	451,300

Increase (decrease) in allowance for doubtful accounts	21,000	20,000	(25,000)

Cumulative effect of accounting change	0	0	205,244

(Gain) loss on disposition of property, plant and equipment	117,218	(119,237)	21,605

Increase (decrease) in cash from changes in:

Receivables –trade	(888,852)	132,511	(3,643,095)

–related party	8,714	65,537	(102,649)

Inventories	(4,197,722)	698,360	(2,719,109)

Other current assets	(40,252)	(28,338)	38,052

Other assets	(14,867)	(18,204)	(11,355)

Accounts payable –trade	915,451	(2,185,414)	2,585,563

–related parties	121,101	107,245	(322,563)

Accrued product warranty	226,447	75,000	235,000

Refundable and accrued income taxes	256,813	252,816	(548,565)

Accrued expenses and other current liabilities	512,476	238,228	124,949

Net cash provided by (used in) operating activities	587,442	3,411,718	(261,766)

Cash flows from investing activities:

Capital expenditures	(3,038,351)	(6,618,179)	(4,448,996)

Acquisition of business assets	(1,265,000)

Proceeds from sale of property, plant and equipment	18,000	628,310	700

Investment of proceeds from long-term debt with trustees and income earned on investment of proceeds	(13,295)	(64,507)	(125,856)

Sale of investments and release of funds held by trustees	321,077	1,806,859	610,163

Net cash used in investing activities	(3,977,569)	(4,247,517)	(3,963,989)

Cash flows from financing activities:

Payments on long-term debt	(1,735,830)	(1,379,442)	(1,340,031)

(Payments on) proceeds from notes payable–bank, net	4,171,948	(342,327)	3,599,296

Payments on notes payable to related parties	(226,200)	(516,200)	(201,550)

Proceeds from long-term debt, net of issuance costs	1,642,841	2,555,130	2,535,596

Proceeds from stock options exercised	2,000	1,000	10,000

Net cash provided by financing activities	3,854,759	318,161	4,603,311

Net (decrease) increase in cash and cash equivalents	464,632	(517,638)	377,556

Cash and cash equivalents at beginning of year	328,490	846,128	468,572

Cash and cash equivalents at end of year	$793,122	$328,490	$846,128

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

References to “the Company” refer to RVM and its wholly owned subsidiaries: Ravens, Albex and SABI.

Description of Business:

Ravens designs, manufactures, and sells aluminum truck trailers and bodies, including dump trailers, dump bodies and flatbed trailers used in the highway transportation industry throughout the U.S. and Canada. Ravens also manufactures a steel dump trailer, which serves the demolition market. These principal products are sold direct and through a nationwide network of dealerships. Ravens currently has operating facilities in North Carolina, Ohio, and Indiana. Ravens also sells a wide variety of after-market parts for trucks and trailers, including parts for its own trailers.

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

RVM INDUSTRIES, INC.

NOTES TO FINANCIAL STATEMENTS, Continued

1. Description of Business and Summary of Significant Accounting Policies, Continued:

Principle of Consolidation:

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All inter-company transactions and balances have been eliminated in consolidation.

Fiscal Year:

The fiscal year of RVM ends on March 31. References to 2000, 1999 are for the years ended March 31, 2000, 1999, respectively

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

Inventories:

Inventories are valued at the lower of cost or market. The cost of approximately 61% and 55% of the inventories at 2000 and 1999, respectively, was determined under the last-in, first-out (LIFO) method with the cost of the remainder of the inventories determined under the first-in, first-out (FIFO) and weighted average methods of valuation.

Property, Plant and Equipment:

Property, plant and equipment is stated at cost. Grants received from state and local governmental units are deducted in arriving at the carrying amount of the respective assets. Major additions and betterments are capitalized while maintenance and repairs which do not improve or extend the lives of the respective assets are expensed currently.

RVM INDUSTRIES, INC.

NOTES TO FINANCIAL STATEMENTS, Continued

1. Description of Business and Summary of Significant Accounting Policies, Continued:

Property, Plant and Equipment, Continued:

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

Revenue Recognition:

The Company recognizes revenue from the sale of trailers when title and risks of ownership are transferred to the customer, which generally is upon shipment or customer pick-up. A customer may be invoiced for and receive title to trailers prior to taking physical possession when the customer has made a fixed, written commitment to purchase, the trailers have been completed and are available for pick-up or delivery, and the customer has requested the Company to hold the trailers until the customer determines the most economical means of taking physical possession. Upon such a request, the Company has no further obligation except to segregate the trailers, invoice them under normal billing and credit terms, and hold them for a short period of time as is customary in the industry, until pick-up or delivery. Trailers are built to customer specification and no right of return or exchange privileges are granted. Accordingly, no provision of sales allowances or returns is recorded. Sales and related cost of sales for goods and services other than trailers are recorded when goods are shipped and services are rendered to customers.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101), which among other guidance clarifies certain conditions to be met in order to recognize revenue. SAB 101 is required to be complied with no later than the first quarter of the fiscal year beginning after December 15, 1999. During the first quarter of 2001, the Company will review its current policy in light of the conditions discussed in SAB 101 and determine the impact.

RVM INDUSTRIES, INC.

NOTES TO FINANCIAL STATEMENTS, Continued

1. Description of Business and Summary of Significant Accounting Policies, Continued:

Advertising Costs:

Costs incurred for producing and communicating advertising are expensed when incurred.

Advertising costs included in selling, general and administrative expense were $297,596, $220,790 and $229,455 in 2000, 1999 and 1998, respectively.

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

Earnings Per Share:

Basic earnings per share is based on net income divided by the weighted average number of common shares outstanding. Diluted earnings per share reflects the potential dilution that could occur if all options or contracts to issue common stock were exercised or converted. Weighted average number of common shares outstanding was 1,937,498, 1,936,756 and 1,935,776 in 2000, 1999 and 1998, respectively. Basic earnings per share for the Company is the same as diluted earnings per share.

Recent Accounting Pronouncements:

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, which is required to be adopted in years beginning after June 15, 2000. Because of the Company’s minimal use of derivatives, management does not anticipate that the adoption of the new Statement will have a significant effect on earnings or the financial position of the Company.

Reclassifications:

Certain amounts in previously issued financial statements were reclassified to conform to the 2000 presentation.

2. Acquisitions:

On March 31, 1997, RVM purchased all the issued and outstanding shares of capital stock of Albex and SABI from Jacob Pollock, the owner of all of the shares of Albex and SABI and an officer, director, and the majority shareholder (holding 87.16% of the outstanding common stock as of March 31, 1997) of RVM. This was a business combination by entities under the common control of Jacob Pollock. The financial statements of prior years were restated to reflect the combination on an “as if pooling of interests” basis. The undistributed net loss of the S-corporations was reclassified from accumulated deficit to additional capital. All significant intercompany accounts and transactions have been eliminated.

RVM INDUSTRIES, INC.

NOTES TO FINANCIAL STATEMENTS, Continued

2. Acquisitions, Continued:

The purchase price of the Albex and SABI shares was to be equal to seven times the average earnings of Albex and SABI, computed for each company, before interest and taxes (plus depreciation and amortization and less capital expenditures) for the fiscal years ending March 31, 1999 and March 31, 2000, less all interest bearing debt, all determined in accordance with generally accepted accounting principles (Albex and SABI Purchase Prices). On March 30, 2000, the parties agreed to amend the purchase agreement to change the calculation of the purchase price from each company separately to the combined average earnings of both companies as originally defined. Due to the loss at Albex exceeding the earnings at SABI, RVM is not required to pay a dividend to Jacob Pollock for the purchase of Albex and SABI.

On April 8, 1999, RVM acquired the assets and inventory of a steel trailer manufacturing plant in Knox, Indiana, for approximately $1.2 million, which was recorded using the purchase method of accounting. The plant produces a steel trailer product line that enhances the current product line and is sold through the Ravens distribution network.

3. Inventories:

	2000	1999

March 31

Raw materials	$9,867,007	$5,782,364

Work in process	2,291,961	2,160,389

Finished goods	3,401,663	2,755,156

	$15,560,631	$10,697,909

The reserve to reduce the carrying value of inventories from current cost to the LIFO basis amounted to approximately $2,066,000 and $1,853,000 at March 31, 2000 and 1999, respectively.

RVM INDUSTRIES, INC.

NOTES TO FINANCIAL STATEMENTS, Continued

4. Property, Plant and Equipment:

	2000	1999

March 31

Buildings and improvements	$10,885,304	$8,185,032

Machinery and equipment	19,845,494	19,948,895

Office equipment	1,782,574	1,145,277

Vehicles	862,536	826,610

Construction in progress	589,524	4,213,055

	33,965,432	34,318,869

Less accumulation depreciation and amortization	10,557,119	8,856,454

	23,408,313	25,462,415

Land	329,212	329,212

	$23,737,525	$25,791,627

Approximately $1,460,000, $2,800,000 and $3,200,000 of capital expenditures were incurred in 2000, 1999 and 1998, respectively, for a new production facility and casting house in Canton, Ohio. These capital expenditures include capitalized interest of $13,718, $35,734 and $66,480 in 2000, 1999 and 1998, respectively.

Approximately $460,000, $2,642,000, and $705,000 of capital expenditures were incurred in 2000, 1999 and 1998, respectively, for a new production facility in Kent, Ohio. These capital expenditures include capitalized interest expense net of capitalized interest income of $14,486, $113,426, and $25,269 in 2000, 1999, and 1998, respectively.

5. Notes Payable—Bank:

On September 30, 1999, the Company amended its line of credit agreement with FirstMerit Bank, N.A. (FM). The agreement provides for borrowings up to $20,000,000 based on eligible accounts receivable and inventories expiring on August 31, 2001. Interest is at FM’s prime rate (8.75% and 7.75% at March 31, 2000 and 1999, respectively) minus 1/4%. The agreement is collateralized by accounts receivable, inventory, equipment, cash, intangibles and certain real estate. There are covenants relating to the payment of dividends, acquiring treasury stock, the creation of additional indebtedness, minimum tangible net worth, and cash flow coverage. The Company was not in compliance with the cash flow coverage covenant for the year ended March 31, 2000, and on June 14, 2000, the Company received a waiver of such noncompliance from the lender. The Company expects to be in compliance with this covenant for the year ending March 31, 2001. The Company could have borrowed approximately $2,212,000 more than the amount owed FM at March 31, 2000. The Company owed $17,409,421 and $13,237,473 under this agreement at March 31, 2000 and 1999, respectively.

RVM INDUSTRIES, INC.

NOTES TO FINANCIAL STATEMENTS, Continued

5. Notes Payable—Bank, Continued:

On September 30, 1997, the Company and FM entered into a $5,000,000 fixed asset term loan agreement for the financing of certain existing and to be acquired fixed assets. Interest is at FM’s prime rate. Repayment terms are interest only for two years and principal plus interest for seven years. The Company owed $4,642,850 under this agreement at March 31, 2000.

Jacob Pollock provided a $2,500,000 guarantee on the above loan agreements.

On April 8, 1999, the Company entered into a long term note with FM for $1,100,000 and was amended on September 30, 1999 to increase the note to $1,614,200. The funds were used by Ravens to purchase the Knox facility assets and to purchase additional capital equipment. The note is payable on a monthly installment through September 30, 2004 at the lender’s prime rate.

6. Long-Term Debt:

	2000	1999

March 31

City of Kent, Ohio (a)	$3,100,000	$3,550,000

Department of Development of the State of Ohio (b)	1,125,208	1,480,141

State of Ohio Economic Development Revenue Bonds (c)	910,000	1,235,000

Fixed asset term loan agreement (see Note 5)	4,642,850	5,000,000

7% subordinated debentures, payable in 2004, net of unamortized discount of $30,301 and $37,689	410,199	412,011

Knox Acquisition Note Payable (see Note 5)	1,452,796	0

Other	57,118	114,008

	11,698,171	11,791,160

Less current portion	2,264,855	1,579,252

	$9,433,316	$10,211,908

RVM INDUSTRIES, INC.

NOTES TO FINANCIAL STATEMENTS, Continued

6. Long-Term Debt, Continued:

(a)	City of Kent, Ohio Variable Rate Demand Industrial Development Revenue Bonds due in annual principal payments of $450,000 in 2001, $500,000 in 2002 through 2005, $150,000 in 2006 through 2008, and $100,000 in 2009 and 2010. Interest is payable monthly and the rate varies weekly (4.985% and 3.3% at March 31, 2000 and 1999, respectively). Payment to bondholders is guaranteed by a letter of credit in an amount equal to outstanding principal plus specified interest ($3,161,150 at March 31, 2000) expiring December 15, 2000, issued by FirstMerit Bank, N.A. at a rate of 1% per annum and collateralized by all equipment owned by Ravens and by the real estate at the Kent facility and cross-collateralized with the lines of credit described In Note 5. Proceeds from the loan agreement are held by a trustee and released to Ravens for approved capital expenditures at the Kent facility. $227,801 and $535,583 held by the trustee at March 31, 2000 and 1999 respectively, were invested in short-term commercial paper and a money market fund.

(b)	Chapter 166 Direct Loan payable to the Department of Development of the State of Ohio, due in monthly installments of $35,566 including interest at 3.0%. The loan matures December 2002 and is collateralized by substantially all machinery and equipment of Albex, the corporate guarantees of Ravens and SABI, and the personal guarantees of Jacob Pollock, Richard D. Pollock and Gertrude Pollock, the wife of Jacob Pollock.

(c)	State of Ohio Economic Development Revenue Bonds are subject to a mandatory semiannual redemption schedule which requires monthly escrow payments of approximately $33,000 including interest at 5.6%. The bonds mature June 1, 2002, and are collateralized by substantially all machinery and equipment of Albex, the corporate guarantees of Ravens and SABI, and the personal guarantees of Jacob Pollock, Richard D. Pollock and Gertrude Pollock.

The Chapter 166 Direct Loan and the State of Ohio Economic Development Revenue Bonds contain covenants which limit Albex in certain areas including, among others, total long-term debt to tangible net worth, minimum tangible net worth and dividend payments. The State of Ohio has agreed to substitute RVM’s financial statements in place of Albex’s for the purpose of the financial covenant calculations.

Maturities for long-term debt are:

	Debt Listed	Albex and	Note Payable—
	Above	SABI Notes (1)	Bank(2)	Total

2001	$2,264,855	$371,200		$2,636,055

2002	2,323,887	806,200	$17,409,421	20,539,508

2003	2,054,849	749,650		2,804,499

2004	1,954,392	580,000		2,534,392

2005	1,378,778	580,000		1,958,778

Thereafter	1,721,410			1,721,410

	$11,698,171	$3,087,050	$17,409,421	$32,194,642

RVM INDUSTRIES, INC.

NOTES TO FINANCIAL STATEMENTS, Continued

6. Long-Term Debt, Continued:

     (1) See Note 11.

     (2) See Note 5.

7. Commitments and Contingent Liabilities:

The Company is involved in various claims and litigation arising in the ordinary course of business. Management believes that the outcome of such claims will not have a material adverse effect on the Company’s financial position and results of operations and cash flows.

At March 31, 2000 and 1999, Ravens was contingently liable as guarantor on certain sales contracts of customers in the amount of approximately $511,000 and $568,000, respectively, which are collateralized by the units sold. No reserve for losses has been provided because Ravens has incurred an insignificant amount of losses related to guaranteed sales contracts which generally have maturities less than five years. Ravens guarantees 10-20% of the outstanding balance owed to the finance company by the customers. Ravens recognizes revenue at the time the trailers are sold.

8. Income Taxes:

The provision (benefit) for income taxes consists of the following:

	2000	1999	1998

Current:

Federal	$617,071	$401,867	$945,527

State	(24,000)	33,683	88,253

	593,071	435,550	1,033,780

Deferred	(877,900)	596,700	451,300

	$(284,829)	$1,032,250	$1,485,080

RVM INDUSTRIES, INC.

NOTES TO FINANCIAL STATEMENTS, Continued

8. Income Taxes, Continued:

The sources of temporary differences which make up the deferred tax balances are as follows:

	2000	1999

March 31

Deferred income tax assets:

Warranty accruals	$406,900	$321,000

Vacation	80,300	110,000

Deferred interest and amortization of premium or discount on debt	93,000	85,000

Allowance for doubtful accounts	40,600	36,000

Inventory	310,000	190,000

NOL carryforward	49,000	57,000

Other non-deductible accruals	375,000	123,000

Total deferred tax assets	1,354,800	922,000

Deferred tax liabilities:

Depreciable property	(1,300,000)	(1,729,000)

Pension	(16,400)	(14,000)

Other	(22,500)	(41,000)

Total deferred tax liabilities	(1,338,900)	(1,784,000)

Net deferred income taxes	$15,900	$(862,000)

At March 31, 2000, the Company had available net operating loss carryforwards of approximately $144,000 for federal income tax purposes, which are subject to limitations based on Ravens’ ability to generate future taxable income. These loss carryforwards expire in years through 2006.

RVM INDUSTRIES, INC.

NOTES TO FINANCIAL STATEMENTS, Continued

8. Income Taxes, Continued:

A reconciliation of the federal statutory income tax rate to the effective rate follows:

	2000		1999		1998

	Amount	Percent	Amount	Percent	Amount	Percent

Statutory amount and rate	$(278,895)	(34.0)%	$872,301	34.0%	$1,196,350	34.0%

Effect of:

State taxes (net of utilization of tax loss carryforwards)	(15,800)	(1.9)	99,538	3.9	110,964	3.1

Conversion from S

Corporation to C

Corporation for Albex and SABI			0	0.0	261,000	7.4

Non-deductible expenses	14,100	1.7	11,014	0.4	9,575	0.3

Other	(4,234)	(0.5)	49,397	1.9	(92,809)	(2.6)

	$(284,829)	(34.7)%	$1,032,250	40.2%	$1,485,080	42.2%

9. Retirement Plans:

RVM has defined contribution plans covering salaried and non-union hourly employees of the Company. The purpose of the plans is to provide financial security during retirement by providing employees with an incentive to make regular savings. Contributions of participating employees are matched on the basis of the percentages specified in the respective plans. The cost of such employer contributions was $181,557, $94,669 and $57,451 for 2000, 1999 and 1998, respectively.

SABI participates in the GMP and Employers Pension Fund, a multi-employer defined benefit pension plan, that covers all of its hourly bargaining unit employees. Pension expense under this plan amounted to $18,733, $20,002, and $16,406 in 2000, 1999 and 1998, respectively. These contributions are determined in accordance with the provisions of a negotiated labor contract and generally are based on the amount of wages earned. Information as to SABI’s portion of the accumulated plan benefits, plan net assets and unfunded vested benefits, if any, is not determinable.

Ravens has a defined benefit pension plan covering approximately 33 hourly employees at its service facility in Dover, Ohio. The plan provides benefits of specified amounts for each year of service. Plan assets at fair value exceeded the projected benefit obligation at March 31, 2000 and 1999, and prepaid pension cost recognized in the balance sheet amounted to $43,491 and $36,685, respectively. Net pension cost for this plan was $10,186, $11,751 and $21,882 for 2000, 1999 and 1998, respectively.

RVM INDUSTRIES, INC.

NOTES TO FINANCIAL STATEMENTS, Continued

10. Lease Commitments:

The Company leases certain of its office and manufacturing facilities as well as machinery and equipment under various leasing arrangements. The future minimum lease payments from continuing operations, by year and in the aggregate, under noncancelable operating leases with initial or remaining noncancelable lease terms in excess of one year, consisted of the following at March 31, 2000:

Noncancelable
Operating Leases

2001	$370,046

2002	344,158

2003	406,666

2004	279,864

2005	205,634

Thereafter	650,700

Total minimum payments	$2,257,068

Rent expense was approximately $317,000, $219,000 and $172,000 in 2000, 1999 and 1998, respectively.

11. Related Party Transactions:

Albex is the obligor on a note payable to Jacob Pollock in the principal amount of $2,900,000 (Albex Note), and SABI is the obligor on a note payable to J. Pollock & Company, and assigned to Jacob Pollock, in the principal amount of $1,131,000 (SABI Note).

The Notes require payment over a five-year term, with interest thereon, at the rate of seven percent (7%) per annum, accruing from and after April 1, 1997.

The Albex note requires interest only payments on the unpaid balance of the Note beginning May 1, 1997 through December 1, 1997; interest and principal payments from January 1, 1998 to September 31, 1998; interest will be accrued but not paid and no principal payments will be made from October 1, 1998 to December 31, 2000; and principal and interest owed at December 31, 2000 will be paid over the next 60 months with an interest rate of 7% per annum.

RVM INDUSTRIES, INC.

NOTES TO FINANCIAL STATEMENTS, Continued

11. Related Party Transactions, Continued:

A payment in the amount of $18,850 and interest on the SABI Note is due on the first day of each month until the principal amount (and all interest thereon) of the note has been paid in full.

An annual principal payment for the notes of $371,200 is due in 2001, $806,200 is due in 2002, $749,650 is due in 2003 and $580,000 is due in 2004 and 2005. Payments with respect to these Notes are subordinated to the repayment of substantially all other notes payable and long-term debt.

J. Pollock & Company, wholly owned by Jacob Pollock and was dissolved on March 15, 2000; purchases materials and provides or contracts for certain administrative services for the Company and charges the Company at its cost. Such transactions totaled $343,420, $10,171 and $634,151 in 2000, 1999 and 1998, respectively. J. Pollock & Company provided management services to the Company under agreements which terminated on December 31, 1997. The Company paid $-0-, $-0-, and $330,000 in 2000, 1999 and 1998, respectively, for these services.

The Company leases office and manufacturing space from a corporation in which Richard Pollock and Bruce Pollock are shareholders. The five year lease was extended one year to December 31, 2000 at a monthly base rent of $9,300 with annual increases determined by the change in the Consumer Price Index, plus the Company’s share of utilities, real estate taxes, insurance, and property maintenance. The Company paid approximately $129,000, $139,000 and $116,000 in 2000, 1999 and 1998, respectively. Richard Pollock and Bruce Pollock are sons of Jacob Pollock.

Since September 1, 1997, the Company has leased office space from Pollock Real Estate, Ltd., of which Pollock and his wife are members. The lease is for three years expiring August 31, 2000 at a monthly base rent of $5,500 plus the Company’s share of utilities, real estate taxes, insurance, and property maintenance. The Company paid $83,882, $85,805 and $44,192 in 2000, 1999 and 1998, respectively.

The Company purchased aluminum materials from The Aluminum Warehouse, Inc., owned by Richard D. Pollock Living Trust U/A/D 8/2/94 and Richard D. Pollock Irrevocable Trust U/A/D 1/4/94, totaling $117,906, $91,560 and $114,356 in 2000, 1999 and 1998, respectively. The Company sold aluminum extrusions to The Aluminum Warehouse, Inc. totaling $536,529, $853,747 and $1,306,480 in 2000, 1999 and 1998, respectively. $147,826, $157,121 and $222,657 was receivable at March 31, 2000, 1999 and 1998, respectively.

The Company hired temporary personnel from Flex-Team Incorporated, wholly owned by the Jacob Pollock Irrevocable Trust. Amounts paid by the Company totaled $378,090, $516,485 and $160,518 in 2000, 1999 and 1998, respectively. $30,324, $93,514 and $47,993 was owed at March 31, 2000, 1999 and 1998, respectively.

See Note 2 regarding acquisitions from and notes payable to related parties.

Management believes that the terms of the above transactions are comparable to those which would have been obtainable from unaffiliated sources.

RVM INDUSTRIES, INC.

NOTES TO FINANCIAL STATEMENTS, Continued

12. Stock Options:

RVM’s 1993 Stock Option Plan (Plan) provides for the granting of options to acquire up to 150,000 shares of the Company’s common stock. The Plan authorizes the granting of incentive stock options to employees of the Company and nonqualified stock options to employees, officers and directors, whether or not on the Company’s payroll or otherwise paid for services. The Plan provides that the option price shall not be less than 100% of the current market price of the stock on the date of the grant, that the option is exercisable when granted, and that the term of the option shall be fixed at the date of the grant and shall not exceed ten years. The Plan terminates on July 7, 2003. At March 31, 2000, there were 107,979 shares available to be optioned under the Plan. The Company has selected the disclosure-only option of Statement of Financial Accounting Standards No. 123, Accounting for stock-based Compensation (SFAS 123). In accordance with SFAS 123, RVM accounts for its Stock Option Plan in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and related Interpretations. Under APB 25, because the exercise price of the Company’s employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Pro forma information regarding net income and earnings per share is required by SFAS 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to March 31, 1995 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1998: risk-free interest rate of 5.7%; a dividend yield of 0%; volatility factor of the expected market price of the Company’s common stock of 30%; and a weighted-average expected life of the options of four years. The option valuation model requires the input of highly subjective assumptions, primarily stock price volatility, changes in which can materially affect the fair value estimate. The weighted-average fair values of stock options granted during 1998 was $3.85.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. There were no options granted by the Company in 1999 and 2000. The options granted by the Company in 1998 were fully vested, and therefore the total estimated fair value of the options was recognized as pro forma expense in the 1998 amounts below. The Company’s pro forma information follows:

	2000	1999	1998

Net income (loss):

As reported	$(535,451)	$1,533,341	$1,821,944

Pro forma	(535,451)	1,533,341	1,698,662

Earnings (loss) per share:

As reported	$(0.28)	$0.79	$0.94

Pro forma	(0.28)	0.79	0.88

RVM INDUSTRIES, INC.

NOTES TO FINANCIAL STATEMENTS, Continued

12. Stock Options, Continued:

A summary of the Company’s stock option activity and related information for the years ended March 31 follows:

	2000		1999		1998

		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price

Outstanding at beginning of year	39,271	$10.65	39,521	$10.60	10,000	$4.00

Granted	0		0		32,021	12.15

Exercised	(500)	4.00	(250)	4.00	(2,500)	4.00

Forfeited or cancelled	(6,750)	4.00	0		0

Outstanding and exercisable at end of year	32,021	$12.15	39,271	$10.65	39,521	$10.60

The following table summarizes information about the Company’s stock options outstanding at March 31, 2000:

				Weighted-Average
				Remaining
			Weighted-Average	Contractual Life
Grant Date	Options Outstanding	Options Exercisable	Exercise Price	(Years)

1998	32,021	32,021	$12.15	3

13. Concentrations:

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of accounts receivable. The Company performs ongoing credit evaluations of its customers and does not usually require collateral. The Company maintains a reserve for potential credit losses.

The principal raw material used by the Company is aluminum. The Company purchases aluminum from several suppliers and believes that there are ready supplies of aluminum available for its needs at acceptable prices. A significant increase in the price or an interruption in the supply of aluminum could have a material adverse effect on the Company’s operating results.

RVM INDUSTRIES, INC.

NOTES TO FINANCIAL STATEMENTS, Continued

14. Fair Value of Financial Instruments:

The carrying amounts reported in the balance sheets for cash and cash equivalents, accounts receivable, funds held by trustee for capital expenditures, note payable and accounts payable approximate their fair market values.

The fair value of the Company’s long-term debt was estimated using quoted market rates for similar debt or a discounted cash flow analysis based upon the Company’s estimated incremental borrowing rates for similar types of debt. The fair value of the long-term debt at March 31, 2000 and 1999, was estimated to approximate the carrying amount reported in the balance sheets.

15. Impairment of Machinery & Equipment:

During the fourth quarter of 2000 the Company reviewed its assets at Albex and determined that certain assets would no longer be used in the business. These assets consisted primarily of certain machinery and equipment.

Albex originally purchased specific equipment for use to produce aluminum billet in the Cast House operation. The Company has identified equipment with a net book value of approximately $3,217,000 that will not be required and was removed from service in the fourth quarter. The equipment has an estimated net realizable value (sale of the assets less all cost associated with the sale and removal of the assets) of approximately $644,000. Management expects to dispose of the assets during 2001. The equipment removed from service was either unreliable and was more expensive to operate or added cost to the manufacturing process. The Albex extrusion business was adversely affected by the unreliable supply of billet from the Cast House. As a result of an extensive review by management of the Cast House operation, the Company installed new production equipment that reduced operating cost and was more reliable than the equipment replaced. The new equipment eliminated other manufacturing processes previously required and the machinery used in those processes was retired. The equipment was installed in the third quarter and started operations in the fourth quarter. Additional equipment is planned to be added next year to further enhance the operations and expand capacity. In the fourth quarter the Company recognized a $2,573,016 ($1,698,188 net of tax) impairment charge related to the machinery and equipment.

16. Supplemental Cash Flow Information:

(A)	Cash payments for interest (net of amounts capitalized): 2000—$1,900,221; 1999—$1,844,181; and 1998—$1,589,500.

(B)	Cash payments for income taxes: 2000—$336,436; 1999—$174,563 and 1998—$1,632,550.

RVM INDUSTRIES, INC.

NOTES TO FINANCIAL STATEMENTS, Continued

17. Business Segments:

Each of RVM’s subsidiaries operates in one business segment. See Note 1 for a description of the segments. The Company’s three reportable business segments are managed separately based on fundamental differences in their operations. Intersegment sales generally are priced at prevailing market prices.

2000	Ravens	Albex	SABI	Eliminations	Consolidation

Sales to customers	$57,209,348	$24,785,266	$9,991,880	$0	$91,986,494

Intersegment sales	0	6,759,734	327	(6,760,061)	0

Net sales	$57,209,348	$31,545,000	$9,992,207	$(6,760,061)	$91,986,494

Income (loss) from operations	$4,775,309	$(3,692,472)	$219,342	$6,173	$1,308,254

Depreciation and amortization	834,600	1,377,658	177,992	0	2,390,250

Capital expenditures	1,369,681	1,459,947	208,723	0	3,038,351

Assets	29,114,545	22,673,326	3,647,134	(1,703,297)	53,731,708

1999

Sales to customers	$50,814,218	$21,068,053	$11,152,760	$0	$83,035,031

Intersegment sales	0	6,228,173	461	(6,228,634)	0

Net sales	$50,814,218	$27,296,226	$11,153,221	$(6,228,634)	$83,035,031

Income (loss) from operations	$4,667,478	$(1,031,313)	$577,180	$2,543	$4,215,888

Depreciation and amortization	605,085	1,274,393	163,695	0	2,043,173

Capital expenditures	3,730,536	2,821,325	66,318	0	6,618,179

Assets	23,228,234	22,868,738	3,381,966	(479,048)	48,999,890

1998

Sales to customers	$52,843,370	$15,758,100	$11,301,768	$0	$79,903,238

Intersegment sales	0	6,813,863	855	(6,814,718)	0

Net sales	$52,843,370	$22,571,963	$11,302,623	$(6,814,718)	$79,903,238

Income (loss) from operations	$4,878,058	$(578,767)	$653,135	$(16,126)	$4,936,300

Depreciation and amortization	543,623	930,419	152,871	0	1,626,913

Capital expenditures	1,164,343	3,164,284	120,369	0	4,448,996

Assets	23,769,518	20,963,376	3,951,223	(336,087)	48,348,030

18. Subsequent Event (Unaudited):

RVM has signed a letter of intent for debt financing with GE Capital, subject to credit review and with tentative close dates in July 2000, that will substantially replace all FirstMerit long term debt and provide additional financing for the expansion of Albex manufacturing capabilities in Fiscal Years 2001 and 2002. The funds will be drawn on an as required basis.

First Merit will continue to provide the operating line of credit under the current bank note agreement (see note 5).

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

for the years ended March 31, 2000, 1999 and 1998

Column A	Column B	Column C		Column D	Column E

		Additions

	Balance at	Charged to	Charged to		Balance at
	Beginning	Cost and	Other		End of
Description	of Period	Expenses	Accounts	Deductions(A)	Period

Allowance for doubtful accounts

Period ended:

March 31, 2000	$107,000	$70,398	$0	$49,398	$128,000

March 31, 1999	87,000	38,718	0	18,718	107,000

March 31, 1998	112,000	123,480	0	148,480	87,000

     (A) Uncollectible accounts written off.

	Balance at	Charge to		Balance at
	Beginning of	Accrual	Actual	End of
Warranty	Period	and Expense	Expenses	Period

Period ended:

March 31, 2000	$850,000	$1,032,534	$806,087	$1,076,447

March 31, 1999	775,000	1,054,850	979,850	850,000

March 31, 1998	540,000	1,141,427	906,427	775,000

Part III

Item 9. Change in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

Item 10. Directors and Executive Officers of the Registrant

      The directors and executive officers of the Registrant are listed below:

Name	Age	Since	Position

Jacob Pollock	75	May 3, 1991 (term expires in 2002)	Chairman of the Board, Chief Executive Officer, and Treasurer

Nicholas T. George	55	May 3, 1991 (term expires in 2000)	Secretary and Director

Richard D. Pollock	44	May 3, 1991 (term expires in 2001)	President and Director

C. Stephen Clegg	49	May 3, 1991 (term expires in 2001)	Director

Louis N. Strike	53	September 9, 1998 (term expires in 2000)	Director

W. Patrick Warmington	46	October 1, 1999	President of Ravens, Inc.

Lowell P. Morgan	65	July 1, 1991	President of Ravens, Inc. until October 1999 then Assistant to the Chairman

James R. McCourt	51	June 28, 1999	Chief Financial Officer

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

      Mr. George, an Attorney, was President of the law firm of Nicholas T. George & Associates from 1979 to 1997. He joined the law firm of Buckingham, Doolittle & Burroughs, LLP as a partner in 1997 and was elected President on February 1, 2000.

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

      Mr. Strike has served as Managing Director and Partner of Ballenger, Strike and Associates LLP, a management consulting firm, from January 1996 to present; and as President, CEO and Chairman of Modern Fold, Inc. a leading manufacturer of moving walls principally for hotels, schools, churches, and commercial office buildings, from February 1998 to present. He previously served as President of CINPAC, Inc., a food processing and packaging contractor, from April 1992 to December 1995.

      Mr. Morgan was previously employed by the Company from 1959 to 1983, during which time he served many years as an officer and director. After leaving the Company in 1983, he served as Product Manager for East Manufacturing Corporation from 1983 to 1990 and Vice President of Travis Body and Trailer, Inc. from 1990 to 1991. These former employers manufactured truck trailers. He rejoined the Company as President of Ravens, Inc. on July 1, 1991 and served in that capacity until October 1, 1999, on which date he was named Assistant to the Chairman of the Company.

      Mr. Warmington has served as President of Ravens since October 1, 1999, and as Executive Vice President of RVM since August 1998. He was employed by Kaiser Aluminum and Chemical from June 1990 to February 1998, as the Divisional Vice President of the Distribution/OEM Extrusions Engineering Products Division from November 1996 to February 1998 and as General Manager Canadian Operations Extruded Product Division from October 1994 to November 1996.

      Mr. McCourt has served as Vice President of Finance and Chief Financial Officer of RVM Industries since June 28, 1999. He provided general and financial management consulting from May 1998 to June 1999 to a variety of manufacturing companies. He served as General Manager of the Enco Division of MSC Industrial Supply, Inc. from December 1996 to May 1998 and as President of Allen Medical Systems, Inc. from May 1991 to December 1996. He has another twenty years of financial management experience and has a MBA and CPA.

      Officers serve at the pleasure of the Board of Directors without specific terms of office.

Section 16(a) Beneficial Ownership Reporting Compliance

      Based solely upon a review of copies of Forms 3, 4 and 5 furnished to RVM during or with respect to the fiscal year ended March 31, 2000, RVM is not aware of any person subject to Section 16 of the Securities Exchange Act of 1934 with respect to RVM that failed to file on a timely basis reports required by Section 16(a) during the most recent fiscal year or prior fiscal years.

Item 11. Executive Compensation

The following table discloses compensation in excess of $100,000 awarded to, earned by or paid to any executive officer:

	Fiscal			All Other
Name and Principal Position	Year	Salary	Bonus	Compensation (1)

Jacob Pollock (2)	2000	$129,808	$0	$0

Chief Executive Officer	1999	125,000	0	0

	1998	127,600	0	0

Richard D. Pollock (2)	2000	203,776	0	5,011

President	1999	187,748	0	3,857

	1998	183,700	0	5,511

Lowell P. Morgan	2000	93,461	21,010	3,423

Assistant to Chairman	1999	90,848	20,732	1,511

	1998	82,944	21,580	1,045

W. Patrick Warmington	2000	128,071	10,400	3,853

President, Ravens, Inc.

(1) Amount contributed to the named person’s 401(k) plan account.

(2) Jacob Pollock and Richard D. Pollock did not receive any cash or noncash compensation from the Company until January 1, 1998. The Company paid $-0-, $-0- and $330,000 in 2000, 1999 and 1998, respectively, to J. Pollock & Company for general management services. The compensation disclosed was paid by the Company from January 1, 1998 to March 31, 1998, and by J. Pollock & Company from April 1, 1997 to December 31, 1997.

      In 1993, RVM adopted a Stock Option Plan which provides for the granting of options to acquire up to 50,000 shares of its common stock. The Plan authorizes the granting of incentive stock options to employees of the Company and nonqualified stock options to employees, officers and directors, whether or not on the Company’s payroll or otherwise paid for services. The Plan provides that the option price shall not be less than 100% (110% in the case of a person owning more than 10% of the Company’s stock) of the current market price of the stock on the date of the grant and that the term of the option shall be fixed at the date of the grant. The Plan terminates on July 7, 2003.

      Directors of RVM are paid $1,000 for Board of Directors meetings which they attend. Additional compensation is not paid for committee meetings. In 1998, Mr. Clegg and Mr. George were each granted options to purchase 1,000 shares of common stock. The options have an exercise price of $12.00 per share and expire on March 27, 2003.

      The following table discloses information on options for the named executive officers:

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values

			Number of Securities		Value of Unexercised
			Underlying Unexercised Options		In-the-Money Options at
			at March 31, 2000 (#)		March 31, 2000 ($)

	Shares
	Acquired on
Name	Exercise (#)	Value Realized	Exercisable	Unexercisable	Exercisable	Unexercisable

Jacob Pollock			4,000	0	$0	$0

Richard D. Pollock			4,625	0	0	0

Lowell P. Morgan			2,200	0	0	0

Compensation Committee Interlocks and Insider Participation

      The Compensation Committee of RVM’s Board of Directors consists of Jacob Pollock, Chief Executive Officer, and C. Stephen Clegg. Mr. Pollock is a Director and Mr. Clegg is Chairman of the Board of Directors of Mid-West Spring Manufacturing Company, Inc. and Diamond Home Services, Inc., public companies, and Globe Building Products, Inc., a nonpublic company. Mr. Pollock is a member of the Compensation and Benefits Committee of the Board of Directors of Mid-West Spring Manufacturing Company, Inc.

Report of Compensation Committee

      The Committee has not formulated policies for compensation to Mr. Pollock or other executive officers which relate compensation to corporate performance. The compensation of each executive officer is determined by negotiation between the executive officer and Mr. Pollock subject to the approval of the Committee and the Board of Directors.

By: Jacob Pollock, Chairman
C. Stephen Clegg

Performance Graph

      The following line graph shows a comparison of cumulative total returns, assuming reinvestment of dividends, for a hypothetical investment of $100 made on March 31, 1995, in the common stock of RVM, the NASDAQ Composite Index, and an index of peer companies (peer group) selected by RVM. The peer group consists of the following companies: Dorsey Trailers, Inc., Featherlite Mfg., Inc., Miller Industries, Inc./TN, Wabash National Corp., Supreme Industries, Inc., Easco, Inc., International Aluminum Corporation, and Tredegar Industries, Inc.

      RVM believes that the large returns in 1998 and 1997 are due to J.C. Bradford & Co. making a market in RVM’s common stock beginning in the first quarter of 1997 and Herzeg Heine Geduld making a market beginning in the fourth quarter of 1998. In addition, the Company retained investor relations consultants in January 1998. Prior to May 1996, RVM’s common stock did not actively trade, but a market maker quoted bid prices and traded shares infrequently. The decrease from 1998 to present may be attributed to lower profits.

	RVM		Peer
	Industries, Inc.	NASDAQ Composite Index	Group

3/31/95	100.00	100.00	100.00

3/31/96	75.00	135.80	91.50

3/31/97	550.00	150.96	119.97

3/31/98	1,199.99	228.88	163.63

3/31/99	440.82	309.19	138.66

3/31/00	465.31	574.05	124.26

[performance graph]

Item 12. Security Ownership of Certain Beneficial Owners and Management

      The only owner of record or holder, to the knowledge of RVM as of June 1, 2000, of more than 5% of RVM’s Common Stock is set forth in the following table:

Title of	Name and Address of	Amount and Nature of
Class	Beneficial Owner	Beneficial Ownership	Percent of Class

Common Stock	Jacob Pollock 753 W. Waterloo Road Akron, Ohio 44314	1,668,119(1)(2)	86.10%

	Richard D. Pollock 753 W. Waterloo Road Akron, Ohio 44314	120,270(3)(2)	6.21

      The following shows the ownership of RVM’s Common Stock beneficially owned directly or indirectly by each director, and by all directors and officers of RVM as a group, as of June 1, 2000:

Title of	Name and Address of	Amount and Nature of
Class	Beneficial Owner	Beneficial Ownership		Percent of Class

Common Stock	Jacob Pollock	1,668,119	(1)(2)	86.10%

	Nicholas T. George	57,940	(3)(4)	2.99

	C. Stephen Clegg	250		0.01

	Richard D. Pollock	120,270	(3)(2)	6.21

	All directors and officers as a group (6 persons)	1,749,904		90.32

(1)	Jacob Pollock has sole voting and investment power with respect to 1,629,384 shares.

(2)	38,735 shares are held by the Pollock Family Foundation.

Jacob Pollock, Gertrude Pollock, Richard Pollock and Bruce Pollock, as trustees, equally share voting and investment power with respect to the shares.

(3)	57,690 shares are held in an irrevocable trust for the

benefit of Richard Pollock’s children. Richard Pollock and Nicholas T. George, as co-trustees, equally share voting and investment power with respect to these shares. 19,230 shares listed for Richard Pollock are owned by his spouse; Mr. Pollock disclaims beneficial ownership of these shares. The remaining 4,615 shares are owned directly by Mr. Pollock.

(4)	Nicholas George has sole voting and investment power with respect to 250 shares.

No preferred stock is currently outstanding.

Item 13. Certain Relationships and Related Transactions

      J. Pollock & Company, wholly owned by Jacob Pollock and was dissolved on March 15, 2000; purchases materials and provides or contracts for certain administrative services for the Company and charges the Company at its cost. Such transactions totaled $343,420, $10,171 and $634,151 in 2000, 1999 and 1998, respectively. J. Pollock & Company provided management services to the Company under agreements which terminated on December 31, 1997. The Company paid $-0-, $-0-, and $330,000 in 2000, 1999 and 1998, respectively, for these services.

      The Company leases office and manufacturing space from a corporation in which Richard Pollock and Bruce Pollock are shareholders. The five year lease was extended one year to December 31, 2000, at a monthly base rent of $9,300 with annual increases determined by the change in the Consumer Price Index, plus the Company’s share of utilities, real estate taxes, insurance, and property maintenance. The Company paid approximately $129,000, $139,000 and $116,000 in 2000, 1999 and 1998, respectively. Richard Pollock and Bruce Pollock are sons of Jacob Pollock.

      Since September 1, 1997, the Company has leased office space from Pollock Real Estate, Ltd., of which Jacob Pollock and his wife are members. The lease is for three years expiring August 31, 2000 at a monthly base rent of $5,500 plus the Company’s share of utilities, real estate taxes, insurance and property maintenance. The Company paid $83,882, $85,805 and $44,192 in 2000, 1999 and 1998, respectively.

      The Company purchased aluminum materials from The Aluminum Warehouse, Inc., owned by Richard D. Pollock Living Trust U/A/D 8/2/94 and Richard D. Pollock Irrevocable Trust U/A/D 1/4/94, totaling $117,906, $91,560 and $114,356 in 2000, 1999 and 1998, respectively. The Company sold aluminum extrusions to The Aluminum Warehouse, Inc. totaling $536,529, $853,747 and $1,306,480 in 2000, 1999 and 1998, respectively. $147,826, $157,121 and $222,657 was receivable at March 31, 2000, 1999 and 1998.

      The Company hired temporary personnel from Flex-Team Incorporated, wholly owned by the Jacob Pollock Irrevocable Trust. Amounts paid by the Company totaled $378,090, $516,485 and $160,518 in 2000, 1999 and 1998, respectively.

      See Notes 2 and 11 to the consolidated financial statements regarding acquisitions from and notes payable to related parties. See Notes 5 and 6 to the consolidated financial statements regarding guarantees of certain debt of the Company by related parties.

      Management believes that the terms of the above transactions are comparable to those which would have been obtainable from unaffiliated sources.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

		Pages

(a) List of documents filed as part of this report:

(1)	Financial Statements:

	Report of Independent Auditors	18

	Consolidated Balance Sheets, March 31, 2000 and 1999	19-20

	Consolidated Statements of Operations for the years ended March 31, 2000, 1999 and 1998	21

	Consolidated Statements of Changes in Shareholders’ Equity for the years ended March 31, 2000, 1999 and 1998	22

	Consolidated Statements of Cash Flows for the years ended March 31, 2000, 1999 and 1998	23

	Notes to Consolidated Financial Statements	24-40

(2)	Financial Statement Schedule:

	II—Valuation and Qualifying Accounts for the years ended March 31, 2000, 1999 and 1998	41

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

2(ii)	Stock Purchase Agreement for common stock of Albex Aluminum, Inc. and Signs and Blanks, Inc. was filed as Exhibit 2.1 to Form 8-K filed on March 31, 1997, and is incorporated herein by reference.

2(iii)	March 30, 2000 Amendment to Stock Purchase Agreement for common stock of Albex Aluminum, Inc. and Signs and Blanks, Inc. listed as Exhibit 2(ii) above.

Exhibit No.	Item

3(i)	Certificate of Incorporation of RVM was filed as Exhibit 3.1 to Form 8-B filed March 31, 1997, and is incorporated herein by reference.

3(ii)	RVM’s By-laws were filed as Exhibit 3.2 to Form 8-B filed March 31, 1997, and are incorporated herein by reference.

10(i)	Management Agreement dated April 1, 1994, between J. Pollock & Company and Registrant was filed as Exhibit 10(vii) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1994, and is incorporated herein by reference.

10(ii)	Loan Agreement dated as of December 1, 1994, between the Registrant and City of Kent, Ohio was filed as Exhibit 10(a) on Form 8-K dated December 12, 1994, and is incorporated herein by reference.

10(iii)	Promissory Note dated December 13, 1994, from the Registrant to the City of Kent, Ohio was filed as Exhibit 10(b) on Form 8-K dated December 12, 1994, and is incorporated herein by reference.

10(iv)	Reimbursement Agreement dated June 26, 1995, between the Registrant and FirstMerit Bank, N.A. (fka First National Bank of Ohio) was filed as Exhibit 10(v) to Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 1995, and is incorporated herein by reference.

10(v)	Guaranty Agreement dated as of July 1, 1995, and executed by the Registrant on August 14, 1995, among Albex Aluminum, Inc., J. Pollock & Company, Ravens Metal Products, Inc., Signs And Blanks, Inc., Jacob Pollock, Gertrude Pollock, Richard D. Pollock, The Provident Bank, as trustee, and The Director of Development of the State of Ohio was filed as Exhibit 99(b) on Form 8-K dated August 21, 1995, and is incorporated herein by reference.

10(vi)	Loan Agreement and Promissory Note dated September 30, 1997, between the Registrant and FirstMerit Bank, N.A. was filed as Exhibit 10(i) on Form 10-Q for the quarter ended September 30, 1997, and is incorporated herein by reference.

10(vii)	Business Loan Agreement and Promissory Note dated September 30, 1997, between the Registrant and FirstMerit Bank, N.A. was filed as Exhibit 10(ii) on Form 10-Q for the quarter ended September 30, 1997, and is incorporated herein by reference.

10(viii)	Commercial Guaranty dated September 30, 1997, between Jacob Pollock and FirstMerit Bank, N.A. was filed as Exhibit 10(iii) on Form 10-Q for the quarter ended September 30, 1997, and is incorporated herein by reference.

Exhibit No.	Item

10(ix)	Promissory Note (as amended and restated October 1, 1998) between Albex Aluminum, Inc. & Jacob Pollock was filed as Exhibit 10(i) on Form 10-Q for the quarter ended December 31, 1998, and is incorporated herein by reference.

10(x)	Promissory Note (as amended and restated March 31, 1997) between Signs and Blanks, Inc. & J. Pollock & Company was filed as Exhibit 10(ii) on form 10-Q for the quarter ended December 31, 1998, and is incorporated herein by reference.

10(xi)	Loan Agreement and Promissory Note dated September 30, 1998, between the Registrant and FirstMerit Bank, N.A.

10(xii)	Promissory Note between RVM Industries, Inc. and FirstMerit Bank, N.A. dated April 1, 1999 was filed as Exhibit 10(i) on Form 10Q for quarter ended June 30, 1999, and is incorporated herein by reference.

10(xiii)	Promissory Note between RVM Industries, Inc. and FirstMerit Bank, N.A. dated September 30, 1999 was filed as Exhibit 10(ii) on Form 10Q for quarter ended September 30, 1999 and is incorporated herein by reference.

10(xiv)	Amendment to Loan Agreement dated September 30, 1999 between RVM Industries, Inc. and FirstMerit Bank, N.A. for the Loan Agreement dated September 30, 1997 was filed as Exhibit 10(ii) on Form 10Q for quarter ended September 30, 1999, and is incorporated herein by reference.

10(xv)	Amendment to Business Loan Agreement dated September 30, 1999 between RVM Industries, Inc. and FirstMerit Bank, N.A. for the Business Loan Agreement dated September 30, 1997 was filed as Exhibit 10(ii) on Form 10Q for quarter ended September 30, 1999, and is incorporated herein by reference.

10(xvi)	Promissory Note between Albex Aluminum and Jacob Pollock, trustee as of March 31, 2000.

21	Subsidiaries of the Registrant

23	Consent of Independent Auditors

27	Financial Data Schedule for the year ended March 31, 2000

Executive Compensation Plans and Arrangements

The Registrant’s executive compensation plans and arrangements required to be filed as exhibits are listed under Exhibit 10 above.

(b) Reports on Form 8-K:

No reports on Form 8-K were filed during the quarter ended March 31, 2000.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date June 23, 2000	RVM INDUSTRIES, INC.

By: /S/ Jacob Pollock

Jacob Pollock, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Date June 23, 2000	/S/ Jacob Pollock

Jacob Pollock, Director and Chief Executive Officer

Date June 23, 2000	/S/ Nicholas T. George

Nicholas T. George, Director

Date June 23, 2000	/S/ C. Stephen Clegg

C. Stephen Clegg, Director

Date June 23, 2000	/S/ Richard D. Pollock

Richard D. Pollock, Director

Date June 23, 2000	/S/ Louis N. Strike

Louis N. Strike, Director

Date June 23, 2000	/S/ James R. McCourt

James R. McCourt, Chief Financial Officer and Principal Accounting Officer