Form 10-Q
period 2000-06-30
RVM INDUSTRIES INC
filed 2000-08-14
CIK 82172

                        SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C., 20549

                                    FORM 10-Q

                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                      OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended June 30, 2000                              Commission File
                                                                 No. 0-1709
                                                                 ---------------

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

There were 1,937,505 shares outstanding of the Registrant's common stock as of August 5, 2000.

                      RVM INDUSTRIES, INC. AND SUBSIDIARIES

                                  CONSOLIDATED BALANCE SHEETS

                                                                              2000
                                                                   ---------------------------
                                                                     JUNE 30        MARCH 31
                                                                   -----------     -----------
ASSETS

Current assets:
   Cash and cash equivalents                                       $   293,976     $   793,122

   Receivables:
     Trade, net of allowance for doubtful accounts of
       $126,657 and $128,000 at June 30 and March 31                 8,102,133      10,889,445

     Related party                                                     111,540         147,826

   Inventories
     (Excess of replacement or current cost over stated values
       was $2,027,000 and $2,066,000 at June 30 and March 31)       18,357,254      15,560,631

   Refundable income taxes                                              91,697               0

   Deferred income taxes                                             1,217,700       1,217,700

   Assets held for sale                                                643,844         643,844

   Other current assets                                                554,599         242,186
                                                                   -----------     -----------

       Total current assets                                         29,372,743      29,494,754

Property, plant and equipment, net                                  24,053,516      23,737,525

Funds held by trustee for capital expenditures                         230,454         227,801

Other assets                                                           287,884         271,628
                                                                   -----------     -----------

       Total assets                                                $53,944,597     $53,731,708
                                                                   ===========     ===========

         See accompanying notes to the consolidated financial statements.

                      RVM INDUSTRIES, INC. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS, Continued

                                                                        2000
                                                             ---------------------------
                                                               JUNE 30         MARCH 31
                                                             -----------     -----------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable - trade                                  $ 8,510,045     $ 7,467,524
                    - related parties                            318,588         287,539
   Accrued expenses and liabilities:
     Compensation                                                733,979         731,352
     Product warranty                                          1,062,084       1,076,447
     Other                                                     2,265,467       1,883,345
   Current portion of long-term debt - other                   2,257,029       2,264,855
                                     - related parties           516,200         371,200
                                                             -----------     -----------

       Total current liabilities                              15,663,392      14,082,262

Note payable - bank                                           16,918,727      17,409,421
Long-term debt                                                 8,903,496       9,433,316
Notes payable - related parties                                2,514,300       2,715,850
Deferred income taxes                                          1,201,800       1,201,800
                                                             -----------     -----------

       Total liabilities                                      45,201,715      44,842,649
                                                             -----------     -----------

Shareholders' equity:
   Preferred stock, $0.01 par value; authorized shares,
     300,000; none outstanding                                         0               0

   Common stock, $0.01 par value; authorized shares,
     3,000,000; issued and outstanding, 1,937,505 shares
     at June 30, 2000 and at March 31, 2000                       19,376          19,376
   Additional capital                                          4,786,336       4,786,336
   Retained earnings                                           3,937,170       4,083,347
                                                             -----------     -----------

       Total shareholders' equity                              8,742,882       8,889,059
                                                             -----------     -----------

       Total liabilities and shareholders' equity            $53,944,597     $53,731,708
                                                             ===========     ===========

         See accompanying notes to the consolidated financial statements

                      RVM INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                   THREE MONTHS ENDED JUNE 30
                                                 -----------------------------
                                                     2000             1999
                                                 -----------       -----------
Net sales                                        $21,137,608       $24,125,939

Cost of sales                                     18,886,140        21,188,313
                                                 -----------       -----------

         Gross profit                              2,251,468         2,937,626

Selling, general and administrative expenses       1,836,263         1,671,248
                                                 -----------       -----------

         Income from operations                      415,205         1,266,378

Other income (expense):
   Other income                                       11,421             9,359
   Interest expense                                 (651,420)         (464,419)
   Loss on disposal of equipment                      (7,229)          (17,209)
                                                 -----------       -----------

         Income (loss) before income taxes          (232,023)          794,109

Provision for income taxes (benefit)                 (85,845)          294,025
                                                 -----------       -----------

         Net income (loss)                       $  (146,178)      $   500,084
                                                 ===========       ===========


Basic and diluted earnings per share:            $     (0.08)      $      0.26
                                                 ===========       ===========

         See accompanying notes to the consolidated financial statements

                      RVM INDUSTRIES, INC. AND SUBSIDIARIES

                             CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    THREE MONTHS ENDED JUNE 30
                                                                   ----------------------------
                                                                       2000             1999
                                                                   -----------      -----------
Cash flows from operating activities:
   Net income (loss) ............................................  $  (146,178)     $   500,084
   Adjustments to reconcile net income to net cash provided by
     (used in) operating activities:
     Depreciation and amortization ..............................      589,096          567,110
     Increase (decrease) in accrued product warranty ............      (14,363)          94,000
     Increase (decrease) in allowance for doubtful accounts .....       (1,343)          (7,000)
     Loss on disposal of equipment ..............................        7,229           17,209
   Increase (decrease) in cash from changes in:
     Receivables ................................................    2,824,941          115,338
     Inventories ................................................   (2,796,623)      (1,524,184)
     Other assets ...............................................     (343,354)        (109,930)
     Accounts payable ...........................................    1,073,571        2,604,173
     Refundable and accrued income taxes ........................     (147,513)         271,159
     Accrued expenses and other current liabilities .............      440,565          148,750
                                                                   -----------      -----------

     Net cash provided by (used in) operating activities ........    1,486,028        2,676,709
                                                                   -----------      -----------

Cash flows from investing activities:
   Capital expenditures .........................................     (900,131)      (1,242,635)
   Proceeds from disposal of fixed assets .......................        2,500            3,000
   Investment of income earned on investment of proceeds from
     long-term debt with trustee ................................       (2,653)          (4,844)
   Sale of investments and release of funds held by trustee .....            0           63,890
                                                                   -----------      -----------

     Net cash provided by (used in) investing activities ........     (900,284)      (1,180,589)
                                                                   -----------      -----------

Cash flows from financing activities:
   Payments on long-term debt ...................................     (537,646)        (257,423)
   Proceeds from (payments on) notes payable - bank, net ........     (490,694)      (1,436,453)
   Payments on notes payable to related parties .................      (56,550)         (56,550)
   Proceeds from long-term debt, net of issuance costs ..........            0        1,100,000
   Proceeds from exercised stock options ........................            0            2,000
                                                                   -----------      -----------

     Net cash provided by (used in) financing activities ........   (1,084,890)        (648,426)
                                                                   -----------      -----------

Net increase (decrease) in cash and cash equivalents ............     (499,146)         847,694
Cash and cash equivalents at beginning of period ................      793,122          328,490
                                                                   -----------      -----------
Cash and cash equivalents at end of period ......................  $   293,976      $ 1,176,184
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

2. Basic earnings per share are based on net income divided by the weighted average number of common shares outstanding. The weighted average number of common shares outstanding was 1,937,505 in 2000 and 1,937,478 in 1999. Diluted earnings per share reflect the potential dilution that could occur if all options or contracts to issue common stock were issued or converted. Basic earnings per share for the Company is the same as diluted earnings per share.

3.       Inventories consist of the following:

                                           June 30, 2000   March 31, 2000
                                           -------------   --------------
         Raw materials                      $ 9,928,636      $ 9,867,007
         Work in process                      5,011,760        2,291,961
         Finished goods                       3,416,858        3,401,663
                                            -----------      -----------

                                            $18,357,254      $15,560,631
                                            ===========      ===========

         The reserve to reduce the carrying value of inventories from current cost to the LIFO basis amounted to approximately $2,027,000 at June 30 and $2,066,000 at March 31.

4.       Business Segment Information:

                                       RAVENS          ALBEX            SABI        ELIMINATIONS      CONSOLIDATED
                                     -----------     ----------      ----------     ------------      -----------
Three months ended June 30, 2000
-----------------------------------
Sales to customers ................  $12,857,734     $5,527,102      $2,752,272      $         0      $21,137,608
Intersegment sales ................            0      1,285,623               0       (1,285,623)               0
                                     -----------     ----------      ----------      -----------      -----------

     Net sales ....................  $12,857,734     $6,812,725      $2,752,772      $(1,285,623)     $21,137,608
                                     ===========     ==========      ==========      ===========      ===========

Income (loss) from operations .....  $ 1,013,732     $ (597,858)     $     (669)     $         0      $   415,205

Three months ended June 30, 1999
-----------------------------------
Sales to customers ................  $15,354,809     $6,197,330      $2,573,800      $         0      $24,125,939
Intersegment sales ................            0      1,949,892             136       (1,950,028)               0
                                     -----------     ----------      ----------      -----------      -----------

     Net sales ....................  $15,354,809     $8,147,222      $2,573,936      $(1,950,028)     $24,125,939
                                     ===========     ==========      ==========      ===========      ===========

Income (loss) from operations .....  $ 1,294,738     $ (175,834)     $  152,165      $    (4,691)     $ 1,266,378

5. In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, which is required to be adopted in years beginning after June 15, 2000. Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of the new Statement will have a significant effect on earnings or the financial position of the Company.

6. On September 30, 1999, the Company entered into a line of credit agreement with FirstMerit Bank, N.A. The agreement provides for borrowings up to $20,000,000 based on eligible accounts receivable and inventories expiring on August 31, 2001. Interest is at FM's prime rate minus1/4%. The agreement is collateralized by accounts receivable, inventory, equipment, cash, intangibles and certain real estate. There are covenants relating to the payment of dividends, acquiring treasury stock, the creation of additional indebtedness, minimum tangible net worth, and cash flow coverage. The Company was not in compliance with the cash flow coverage covenant for the year ended March 31, 2000 and for the cash flow coverage and minimum net worth covenant for the quarter ended June 30, 2000. On June 14, 2000, and August 4, 2000, the Company received a waiver of such noncompliance from the lender. The Company expects to be in compliance with these covenants for the year ended March 31, 2001. The Company owed $16,918,727 under this agreement at June 30, 2000. The Company could have borrowed approximately $1,767,445 more than the amount owed to FirstMerit June 30, 2000.

                      RVM INDUSTRIES, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                  JUNE 30, 2000

                     MATERIAL CHANGES IN FINANCIAL CONDITION

The Company had cash and cash equivalents of $293,976 and $793,122 at June 30, 2000 and March 31, 2000, respectively. The Company could have borrowed approximately $1,767,445 more on the line of credit at June 30, 2000. As discussed in footnote 6, in Notes to Consolidated Financial Statements, the Company was not in compliance with the bank covenant on cash flow coverage and minimum net worth covenant and received a waiver on August 4, 2000. The Company expects to be in compliance with the covenant for the year ending March 31, 2001.

Capital expenditures for the first quarter were approximately $900,000. The major expenditures were: $85,000 at Ravens mainly for the installation of environmental equipment at the Dover facility and miscellaneous manufacturing equipment at the other Ravens facilities; $800,000 at Albex used for the upgrading of the large extrusion press $413,000, production dies $120,000, and other manufacturing equipment $267,000.

Account Receivables decreased $2,787,312 (25.6%) due mainly to lower sales at Ravens and at Albex.

Inventories increased from year-end by $2,796,623 (17.9%). The increase was primarily at Albex $2,434,281 due to a combination of the improved manufacturing efficiencies in the cast house which increased production and a cancellation of orders from the trucking industries (see below).

Current Liabilities increased $1,581,130 mainly to support the increase in the manufacturing operations at Albex and at SABI.

The Company's sales order backlog for new trailers was approximately $4,627,000 and $5,009,000 at June 30, and May 31, 2000. Although no assurances are possible, the Company believes that its cash resources, credit arrangements, and internally generated funds will be sufficient to meet its operating and capital expenditure requirements for existing operations and to service its debt in the next 12 months and foreseeable future. Cautionary statements: Demand for the Company's products is subject to changes in general economic conditions and in the specific markets in which the Company competes.

                    MATERIAL CHANGES IN RESULTS OF OPERATIONS

                Three Months Ended June 30, 2000 Compared to the
                ------------------------------------------------
                        Three Months Ended June 30, 1999
                        --------------------------------

Consolidated net sales decreased 12.4% with trailer sales at Ravens decreasing 16.3%, Albex sales to outside customers decreasing 10.8% and was partially offset by higher sales at SABI of 6.9%. Gross profit margin decreased to 10.8% from 12.2%. Selling, general and administrative expenses increased to 8.7% from 6.9%. Interest expense increased due to higher borrowings to support the operations and fixed asset purchases. Overall the company had a net loss for the quarter of $146,178 compared to a net income of $500,084 for last year.

Ravens net sales decreased 16.3%. In the first quarter Ravens, as did the industry, experienced a sudden cancellation and push out of backlog units as higher fuel and interest rates sharply decreased trailer sales. This resulted in a sharp decrease in sale to and new orders from both dealer and fleet customers. Until there is a decline in fuel prices and a leveling of interest rates, Ravens does not expect the unit volume to increase. Partially offsetting the lower unit sales was the higher selling prices obtained due to lower fleet sales. Gross Profit increased to 17.0% from 15.2% last year, due mainly to higher selling prices. Selling, general and administrative expense increased to 9.1% from 6.8%, due mainly to higher spending and timing of expenditures between quarters.

Albex net sales to customers other than to Ravens and SABI decreased 10.8%, as customer orders were cancelled or delayed. Intercompany orders from Ravens, that provided volume for production, were also cancelled or delayed. At the cast house a scheduled repair of a furnace decreased sales and production in April. Higher priced aluminum billet was purchased to satisfy the April backlog. Gross profit margin decreased to a negative 2.6% as outside purchases of material lower volume and the repair of the furnace affected profitability. The cast house, in May and June, significantly reduced the manufacturing cost per pound. Selling, general and administrative expenses were increased to 6.2% from 5.0% last year due mainly to lower sales.

SABI net sales increased to 6.9% due mainly from increased selling effort. Gross profit margins decreased to 8.9% from 14.7% due to competitive conditions. Selling, general and administrative costs increased to 8.9% from 8.8%.

                           FORWARD-LOOKING STATEMENTS

Forward-looking statements in this Form 10-Q are made pursuant to the safe harbor provisions of Rule 175 promulgated under the Securities Act of 1933. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Potential risks and uncertainties include, but are not limited to: general business and economic conditions; the financial strength of the industries which the company serves; the competitive pricing environment within the markets which the Company serves; labor disruptions; interruptions in the supply of raw materials and services; a significant increase in the price of aluminum; continued availability of credit from lenders and vendors; government regulations; and obsolescence of the Company's products and manufacturing technologies.

                           PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits:

              Exhibit No.                 Item
              -----------                 ----

              27                          Financial Data Schedule

         (b)  Reports on Form 8-K:

              No reports on Form 8-K were filed during the three months ended June 30, 2000.



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


                                       RVM INDUSTRIES, INC.
                                       --------------------
                                              (Registrant)

                                       By: /S/ James R. McCourt
                                           ------------------------------------
                                               James R. McCourt
                                               Chief Financial Officer
                                               and Principal Accounting Officer

              Date:  August 11, 2000