Form 10-Q
period 2000-09-30
RVM INDUSTRIES INC
filed 2000-11-14
CIK 82172

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C., 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter ended September 30, 2000                        Commission File
                                                                 No. 0-1709
                                                                ----------------

                              RVM INDUSTRIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


        Delaware                                                31-1515410
-----------------------------------------             --------------------------
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

There were 1,937,505 shares outstanding of the Registrant's common stock as of November 4, 2000.

                      RVM INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS



                                                                                                  2000
                                                                              ----------------------------------------------

                                                                                 SEPTEMBER 30                  MARCH 31
                                                                              ------------------          ------------------
ASSETS

Current assets:
   Cash and cash equivalents                                                    $      797,751               $     793,122

   Receivables:
     Trade, net of allowance for doubtful accounts of
       $119,097 and $128,000 at September 30 and March 31                            8,118,739                  10,889,445

     Related party                                                                      77,161                     147,826

   Inventories
     (Excess of replacement or current cost over stated values was
       $1,985,000 and $2,066,000 at September 30 and March 31)                      15,378,969                  15,560,631

   Refundable income taxes                                                             698,358                           0

   Deferred income taxes                                                             1,217,700                   1,217,700

   Assets held for sale                                                                524,109                     643,844

   Other current assets                                                                554,218                     242,186
                                                                                --------------               -------------

       Total current assets                                                         27,367,005                  29,494,754

Property, plant and equipment, net                                                  23,773,894                  23,737,525

Funds held by trustee for capital expenditures                                         232,413                     227,801

Other assets                                                                           280,903                     271,628
                                                                                --------------               -------------

       Total assets                                                             $   51,654,215               $  53,731,708
                                                                                ==============               =============

        See accompanying notes to the consolidated financial statements.

                      RVM INDUSTRIES, INC. AND SUBSIDIARIES


                                                                                                  2000
                                                                              ----------------------------------------------

                                                                                 SEPTEMBER 30                  MARCH 31
                                                                              ------------------          ------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable - trade                                                    $     7,446,011              $    7,467,524
                    - related parties                                                   75,109                     287,539
   Accrued expenses and liabilities:
     Compensation                                                                      591,504                     731,352
     Product warranty                                                                1,000,969                   1,076,447
     Other                                                                           1,036,338                   1,883,345
   Current portion of long-term debt - other                                         1,211,939                   2,264,855
                                     - related parties                               1,412,479                     371,200
   Long-term debt in default                                                        23,595,090                           0
                                                                               ---------------              --------------

       Total current liabilities                                                    36,369,439                  14,082,262

Note payable - bank                                                                          0                  17,409,421
Long-term debt                                                                       4,005,159                   9,433,316
Notes payable - related parties                                                      2,331,600                   2,715,850
Deferred income taxes                                                                1,201,800                   1,201,800
                                                                               ---------------              --------------

       Total liabilities                                                            43,907,998                  44,842,649
                                                                               ---------------              --------------

Shareholders' equity:
   Preferred stock, $0.01 par value; authorized shares, 300,000;
     none outstanding                                                                        0                           0
   Common stock, $0.01 par value; authorized shares, 3,000,000;
     issued and outstanding, 1,937,505 shares at September 30, 2000
     and at March 31, 2000                                                              19,376                      19,376
   Additional capital                                                                4,786,336                   4,786,336
   Retained earnings                                                                 2,940,505                   4,083,347
                                                                               ---------------              --------------

       Total shareholders' equity                                                    7,746,217                   8,889,059
                                                                               ---------------              --------------

       Total liabilities and shareholders' equity                              $    51,654,215              $   53,731,708
                                                                               ===============              ==============


         See accompanying notes to the consolidated financial statements

                      RVM INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                SIX MONTHS ENDED SEPTEMBER 30
                                                -----------------------------
                                                   2000             1999
                                                -----------      ------------

Net sales                                      $ 37,815,025    $ 47,407,220

Cost of sales                                    34,714,915      41,773,497
                                               ------------    ------------

         Gross profit                             3,100,110       5,633,723

Selling, general and administrative expenses      3,640,397       3,475,831
                                               ------------    ------------

         Income (loss) from operations             (540,287)      2,157,892

Other income (expense):
   Other income                                      58,337          28,698
   Interest expense                              (1,338,833)       (939,581)
   Gain (loss) on disposal of equipment               3,110         (32,414)
                                               ------------    ------------

         Income (loss) before income taxes       (1,817,673)      1,214,595

Provision for income taxes (benefit)               (674,831)        448,671
                                               ------------    ------------

         Net income (loss)                     $ (1,142,842)   $    765,924
                                               ------------    ------------

Basic and diluted earnings (loss) per share:   $       (.59)   $        .40
                                               ------------    ------------


         See accompanying notes to the consolidated financial statements

                      RVM INDUSTRIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED



                                              THREE MONTHS ENDED SEPTEMBER 30
                                              -------------------------------
                                                   2000             1999
                                              -------------    --------------
Net sales                                      $ 16,677,417    $ 23,281,281

Cost of sales                                    15,828,775      20,585,184
                                               ------------    ------------

         Gross profit                               848,642       2,696,097

Selling, general and administrative expenses      1,804,134       1,804,583
                                               ------------    ------------

         Income (loss) from operations             (955,492)        891,514


Other income (expense):
   Other income                                      46,916          19,339
   Interest expense                                (687,413)       (475,162)
   Gain (loss) on disposal of equipment              10,339         (15,205)
                                               ------------    ------------

         Income (loss) before income taxes       (1,585,650)        420,486

Provision for income taxes (benefit)               (588,986)        154,646
                                               ------------    ------------

         Net income (loss)                     $   (996,664)   $    265,840
                                               ============    ============

Basic and diluted earnings (loss) per share:   $       (.51)   $        .14
                                               ============    ============


         See accompanying notes to the consolidated financial statements

                      RVM INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                    SIX MONTHS ENDED SEPTEMBER 30
                                                                               ----------------------------------------
                                                                                      2000                  1999
                                                                               --------------------   -----------------
Cash flows from operating activities:
   Net income (loss).........................................................      $(1,142,842)           $   765,924
   Adjustments to reconcile net income to net cash provided by (used in)
     operating activities:
     Depreciation and amortization...........................................        1,175,146              1,152,660
     Increase (decrease) in accrued product warranty.........................          (75,478)               135,000
     Increase (decrease) in allowance for doubtful accounts..................           (8,903)                14,500
     Loss (gain) on disposal of equipment....................................           (3,110)                32,414
   Increase (decrease) in cash from changes in:
     Receivables  ...........................................................        2,850,274                832,555
     Inventories.............................................................          181,662             (2,358,948)
     Other assets............................................................         (350,354)               (41,486)
     Accounts payable  ......................................................         (233,943)             1,751,064
     Refundable and accrued income taxes.....................................         (754,174)                51,945
     Accrued expenses and other current liabilities..........................         (579,678)               287,855
                                                                                   -----------            -----------

     Net cash provided by operating activities...............................        1,058,600              2,623,483
                                                                                   -----------            -----------

Cash flows from investing activities:
   Capital expenditures......................................................       (1,222,123)            (2,482,563)
   Proceeds from disposal of fixed assets....................................          162,500                  3,000
   Investment of income earned on investment of proceeds from long-term
     debt with trustee.......................................................           (4,612)                (8,444)
   Sale of investments and release of funds held by trustee..................                0                321,078
                                                                                   -----------            -----------

     Net cash provided by investing activities...............................       (1,064,235)            (2,166,929)
                                                                                   -----------            -----------

Cash flows from financing activities:
   Payments on long-term debt................................................         (385,427)              (382,229)
   Proceeds from (payments on) notes payable - bank, net.....................          608,597               (396,839)
   Payments on long-term debt PPE Line.......................................         (518,574)                     0
   Proceeds from notes and accounts payable to related parties...............          399,918                      0
   Payments on notes payable to related parties..............................          (94,250)              (113,100)
   Proceeds from long-term debt, net of issuance costs.......................                0              1,100,000
   Proceeds from exercised stock options.....................................                0                  2,000
                                                                                   -----------            -----------

     Net cash provided by financing activities...............................           10,264                209,832
                                                                                   -----------            -----------

Net increase in cash and cash equivalents....................................            4,629                666,386
Cash and cash equivalents at beginning of period.............................          793,122                328,490
                                                                                   -----------            -----------
Cash and cash equivalents at end of period...................................      $   797,751            $   994,876
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

2. Basic earnings per share are based on net income divided by the weighted average number of common shares outstanding. The weighted average number of common shares outstanding was 1,937,505 in 2000 and 1,937,481 in 1999. Diluted earnings per share reflect the potential dilution that could occur if all options or contracts to issue common stock were issued or converted. Basic earnings per share for the Company is the same as diluted earnings per share.

3.    Inventories consist of the following:


                                September 30, 2000     March 31, 2000
                                ------------------     --------------

         Raw materials           $ 6,984,263           $ 9,867,007
         Work in process           5,224,727             2,291,961
         Finished goods            3,169,979             3,401,663
                                 -----------           -----------

                                 $15,378,969           $15,560,631
                                 ===========           ===========

      The reserve to reduce the carrying value of inventories from current cost to the LIFO basis amounted to approximately $1,985,000 at September 30 and $2,066,000 at March 31.

4.    Business Segment Information:


                                                   RAVENS           ALBEX             SABI         ELIMINATIONS      CONSOLIDATED
                                                -------------    ------------     -------------    --------------    --------------
SIX MONTHS ENDED SEPTEMBER 30, 2000
-----------------------------------
Sales to customers                               $22,398,472     $ 9,960,886      $ 5,455,667     $          0        $37,815,025
Intersegment sales                                         0       2,054,305                0       (2,054,305)                 0
                                                 -----------     -----------      -----------     ------------        -----------

     Net sales                                   $22,398,472     $12,015,191      $ 5,455,667     $ (2,054,305)       $37,815,025
                                                 ===========     ===========      ===========     ============        ===========

Income (loss) from operations                    $   706,028     $(1,337,770)     $    51,908     $     39,547        $  (540,287)


SIX MONTHS ENDED SEPTEMBER 30, 1999
-----------------------------------
Sales to customers                               $30,056,299     $12,127,385      $ 5,223,536     $         0         $47,407,220
Intersegment sales                                         0       3,295,072              186     $ (3,295,258)                 0
                                                 -----------     -----------      -----------     ------------        -----------

     Net sales                                   $30,056,299     $15,422,457      $ 5,223,722     $(3,295,258)        $47,407,220
                                                 ===========     ===========      ===========     ============        ===========

Income (loss) from operations                    $ 2,639,173     $  (739,740)     $   262,191     $    (3,732)        $ 2,157,892


THREE MONTHS ENDED SEPTEMBER 30, 2000
-------------------------------------
Sales to customers                               $ 9,540,738     $ 4,433,784      $ 2,702,895     $         0         $16,677,417
Intersegment sales                                         0         768,682                0         (768,682)                 0
                                                 -----------     -----------      -----------     ------------        -----------

     Net sales                                   $ 9,540,738     $ 5,202,466      $ 2,702,895     $  (768,682)        $16,677,417
                                                 ===========     ===========      ===========     ============        ===========

Income (loss) from operations                    $  (307,704)    $  (739,912)     $    52,577     $     39,547        $  (955,492)


THREE MONTHS ENDED SEPTEMBER 30, 1999
-------------------------------------
Sales to customers                               $14,701,490     $ 5,930,005      $ 2,649,786     $         0         $23,281,281
Intersegment sales                                         0       1,345,230                0      (1,345,230)                  0
                                                 -----------     -----------      -----------     ------------        -----------

     Net sales                                   $14,701,490     $ 7,275,235      $ 2,649,786     $(1,345,230)        $23,281,281
                                                 ===========    ============     =============    ===========         ===========

Income (loss) from operations                    $ 1,344,447       $(563,906)        $110,026     $       947         $   891,514


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

6. On September 30, 1998, the Company entered into a line of credit agreement with FirstMerit Bank, N.A. (FM). The agreement provides for borrowings up to $20,000,000 based on eligible accounts receivable and inventories expiring on August 31, 2001. Interest is at FM's prime rate minus1/4%. The agreement is collateralized by accounts receivable, inventory, equipment, cash, intangibles and certain real estate. There are covenants relating to the payment of dividends, acquiring treasury stock, the creation of additional indebtedness, minimum tangible net worth, and cash flow coverage. The Company was not in compliance with the cash flow coverage covenant for the year ended March 31, 2000 and for the cash flow coverage and minimum net worth covenant for the quarter ending June 30, 2000. On June 14, 2000, and August 4, 2000, the Company received a waiver of such noncompliance from the lender. The Company was not in compliance with the cash flow coverage and the minimum net worth covenants for the period ending September 30, 2000 nor does the Company expect to be in compliance for the next two quarters of the year. When default occurs, the lenders can demand repayment of all amounts outstanding under the credit agreement and otherwise pursue remedies available to them. Accordingly the entire amount outstanding under the credit agreement is classified as a current liability as of September 30, 2000. As of September 30, 2000 FM has not demanded repayment of the entire amount outstanding under the credit agreement and the Company is in the process of finding a new lender. At September 30, 2000 the Company owed on the Albex and Knox notes to FM, $5,577,072. The Company owed $18,018,018 under its $20,000,000 line of credit with FM at September 30, 2000. See Management's Discussion and Analysis of Material Changes in Financial Condition on page 10.

                      RVM INDUSTRIES, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                               SEPTEMBER 30, 2000

                     MATERIAL CHANGES IN FINANCIAL CONDITION


The Company had cash and cash equivalents of $797,751 and $793,122 at September 30, 2000 and March 31, 2000, respectively. The Company had borrowed $18,018,018 on the line of credit at September 30, 2000. As discussed in footnote 6, in Notes to Consolidated Financial Statements, the Company was not in compliance with the bank covenant on cash flow coverage and minimum net worth covenant and does not expect to be in compliance for the next two quarters. The Company is in the process of finding a new lender for both the $20,000,000 note and for the two long-term notes, which are secured with certain assets at the Albex and Knox facilities. On September 30, 2000, the company owed to FM on these notes $5,577,072. The Company expects to replace the three notes with similar arrangements with another lender by year-end March 31, 2001. FM and the company have agreed in principle to an orderly transition to a new financial institution.

Capital expenditures were approximately $322,000 and $1,222,000 for the quarter and year to date. The major expenditures were: $109,000 at Ravens mainly for the installation of environmental equipment at the Dover facility and miscellaneous manufacturing equipment at the other Ravens facilities; $1,041,000 at Albex used for the upgrading of the large extrusion press $413,000, production dies $202,000, shipping and packaging department enlargement $168,000 and other manufacturing equipment $258,000 and $71,000 at SABI, mainly for replacing forklift trucks.

Account Receivables decreased $2,770,706 (25.6%) due mainly to lower sales at Ravens and at Albex.

Inventories decreased from year-end by $181,662. Inventories have increased at Albex $1,448,848 due to a combination of the improved manufacturing efficiencies in the cast house which increased production and a cancellation of orders from customers. Albex has adjusted the production schedule to further reduce inventories. Ravens and SABI inventories have been reduced $1,251,177 and $418,880 respectively, to support lower production and sales.

Current Liabilities decreased $593,626 before the adjustment for the FM notes. As discussed above all of the FM notes totaling $23,595,090 have been classified as current liabilities. The Company expects to have the FM notes replaced by year-end.

The Company's sales order backlog for new trailers was approximately $3,313,000 and $4,627,000 at September 30 and June 30, 2000. Although no assurances are possible, the Company believes that with the replacement of the FM notes, its cash resources, credit arrangements, and internally generated funds will be sufficient to meet its operating and capital expenditure requirements for existing operations and to service its debt in the next 12 months and foreseeable future. Cautionary statements: Demand for the Company's products is subject to changes in general economic conditions and in the specific markets in which the Company competes.

                    MATERIAL CHANGES IN RESULTS OF OPERATIONS

               SIX MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE
                       SIX MONTHS ENDED SEPTEMBER 30, 1999


Consolidated net sales decreased 20.2% with trailer sales at Ravens decreasing 25.5%, Albex sales to outside customers decreasing 22.1% and was partially offset by higher sales at SABI of 4.4%. Gross profit margin decreased to 8.2% from 11.9%. Selling, general and administrative expenses increased to 9.6% from 7.3%. Interest expense increased due to higher borrowings to support the operations and fixed asset purchases. Overall the company had a net loss for the six months of $1,142,842 compared to a net income of $765,924 for last year.

Ravens net sales decreased 25.5%. In the first six months Ravens, as did the industry, experienced a sudden cancellation and push out of backlog units as higher fuel and interest rates sharply decreased trailer sales. This resulted in a sharp decrease in sale to and new orders from dealer and fleet customers. Until there is a decline in fuel prices and a leveling of interest rates, Ravens does not expect the unit volume will increase. Partially offsetting the lower unit sales was the higher selling prices obtained due to lower fleet sales. Gross Profit decreased to 13.9% from 16.0% last year. Lower production volumes increased manufacturing variances. Selling, general and administrative expense increased to 10.7% of net sales from 7.2%, due mainly to the lower sales and higher spending. Overall Ravens had a positive operating income. However, due to the loss in volume, operating income was 73% lower than last year.

Albex net sales to customers other than to Ravens and SABI decreased 22.1%, as customer orders were cancelled or delayed. Intercompany orders from Ravens, that provided volume for production, were also cancelled or delayed. At the cast house inter-company and sales to outside customers decreased slightly by 2.0%. Gross Profit was a negative 4.4% compared to 0.5% last year. Selling, general and administrative expenses were increased to 6.7% of sales from 5.3% last year due mainly to lower sales. The operating loss at Albex increased by $598,030. The operating loss increase was due to the much lower volumes in extrusion sales which reduced extrusion gross profit dollars by 80% or $854,000. The gross profit loss at the cast house, on approximately 2% lower volume, was 26% or $255,000, lower than last year. As planned, the use of gas furnaces in the cast house increased the reliability of the volume output and reduced operating cost.

The cast house at Albex has been adversely affected by the lowered overall demand of extruded products and aluminum billet sales to customers. At the current low volumes of production, the cast house cannot operate efficiently. In the third quarter, the cast house production will be suspended until the volume of production increase to a level in which the operation is efficient. Albex will reduce overall operating cost for the short term and reduce inventory thus improving cash flow. Currently, there is a worldwide surplus of aluminum billet and management has developed alternative sources of supply for the extrusion business.

SABI net sales increased by 4.4% due mainly from increased selling effort. Gross profit margins decreased to 8.9% from 14.6% due to competitive conditions. Selling, general and administrative costs decreased to 7.9% of net sales from 9.5% last year.

              THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE
                      THREE MONTHS ENDED SEPTEMBER 30, 1999


Consolidated net sales decreased 28.4%, with trailer sales at Ravens decreasing 35.1%, Albex sales to outside customers decreasing 28.5% and was partially offset by higher sales at SABI of 2.0%. Gross profit margin decreased to 5.1% from 11.6%. Selling, general and administrative expenses increased to 10.8% from 7.8% of net sales. Interest expense increased due to higher borrowings to support the operations and fixed asset purchases. Overall the company had a net loss for the quarter of $996,664 compared to a net income of $265,840 for last year.

Ravens net sales decreased 35.1%. In the second quarter Ravens, as did the industry, experienced a sharp decline in trailer sales from both dealer and fleet customers. Ravens expects unit volume will not increase until there is a decline in fuel prices and a leveling of interest rates. Partially offsetting the lower unit sales was the higher selling prices obtained due to lower fleet sales. Gross Profit decreased to 9.6% from 16.8% of net sales last year, due mainly to the lower volume resulting in higher manufacturing cost. Selling, general and administrative expense increased to 12.9% from 7.6%, due mainly to the lower volume effecting the calculation and higher spending. Ravens had an operating loss of $307,704 compared to an operating profit of $1,344,447 last year.

Albex net sales to customers other than to Ravens and SABI decreased 28.5%, as customer orders were cancelled or delayed. Intercompany orders from Ravens, that proved volume for production, were also cancelled or delayed. Gross profit margin decreased to a negative 6.7% from a negative 2.1% last year. Selling, general and administrative expenses were increased to 7.5% of net sales from 5.6% last year due mainly to lower sales. The lower extrusion business sales to Ravens and to outside customers caused gross profit to decrease $457,000 to approximately a break even. Though the cast house operated at a loss at the gross profit margin, the loss was $261,000 lower than last year on approximately 8% lower sales. The cast house production was shut down for one week and there was a reduction in operating days from plan in order to reduce output to meet the lower demand. As planned, the cast house improved the reliability of the production output and reduced cost by using the new furnaces installed in November 1999.

SABI net sales increased by 2.0% due mainly from increased selling effort. Gross profit margins decreased to 8.9% from 14.4% due to competitive conditions. Selling, general and administrative costs decreased to 6.9% from 10.3% due to a reduction in selling cost.

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

                           PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

      (a)   Exhibits:

            EXHIBIT NO.                ITEM

            27                         Financial Data Schedule

      (b)   Reports on Form 8-K:

            No reports on Form 8-K were filed during the three months ended September 30, 2000.




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


                                      RVM INDUSTRIES, INC.
                                      --------------------
                                        (Registrant)



                                        By: /s/ James R. McCourt
                                           ---------------------
                                                James R. McCourt
                                                Chief Financial Officer
                                                and Principal Accounting Officer

Date:  November 14, 2000