Form 10-Q
period 2000-12-31
RVM INDUSTRIES INC
filed 2001-02-14
CIK 82172

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C., 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended December 31, 2000                        Commission File
                                                                 No. 0-1709
                                                               ---------------

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


There were 1,937,505 shares outstanding of the Registrant's common stock as of February 2, 2001.

                      RVM INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                               2000
                                                                     -------------------------

                                                                     DECEMBER 31     MARCH 31
                                                                     -----------   -----------
ASSETS

Current assets:
   Cash and cash equivalents                                         $   880,823   $   793,122

   Receivables:
     Trade, net of allowance for doubtful accounts of $67,139 and
       $128,000 at December 31 and March 31                            5,450,654    10,889,445

     Related party                                                        70,533       147,826

   Inventories
     (Excess of replacement or current cost over stated values was
       $1,901,000 and $2,066,000 at December 31 and March 31)         13,150,405    15,560,631

   Refundable income taxes                                             1,096,861             0

   Deferred income taxes                                               1,217,700     1,217,700

   Assets held for sale                                                   90,843       643,844

   Other current assets                                                  410,897       242,186
                                                                     -----------   -----------

       Total current assets                                           22,368,716    29,494,754

Property, plant and equipment, net                                    23,771,245    23,737,525

Funds held by trustee for capital expenditures                           207,156       227,801

Other assets                                                             250,120       271,628
                                                                     -----------   -----------

       Total assets                                                  $46,597,237   $53,731,708
                                                                     ===========   ===========


See accompanying notes to the consolidated financial statements.

                      RVM INDUSTRIES, INC. AND SUBSIDIARIES


                                                                                         2000
                                                                                -------------------------

                                                                                DECEMBER 31    MARCH 31
                                                                                -----------   -----------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable - trade                                                     $ 6,901,518   $ 7,467,524
                    - related parties                                               813,325       287,539
   Accrued expenses and liabilities:
     Compensation                                                                   445,343       731,352
     Product warranty                                                               891,122     1,076,447
     Other                                                                        1,112,040     1,883,345
   Current portion of long-term debt - other                                      1,253,854     2,264,855
                                     - related parties                                    0       371,200
   Long-term debt in default                                                     20,373,759             0
                                                                                -----------   -----------

       Total current liabilities                                                 31,790,961    14,082,262

Note payable - bank                                                                       0    17,409,421
Long-term debt                                                                    3,230,253     9,433,316
Notes payable - related parties                                                   3,312,010     2,715,850
Deferred income taxes                                                             1,201,800     1,201,800
                                                                                -----------   -----------
       Total liabilities                                                         39,535,024    44,842,649
                                                                                -----------   -----------
Shareholders' equity:
   Preferred stock, $0.01 par value; authorized shares, 300,000; none
     outstanding                                                                          0             0
   Common stock, $0.01 par value; authorized shares, 3,000,000; issued and
     outstanding, 1,937,505 shares at December 31, 2000 and at March 31, 2000        19,376        19,376
   Additional capital                                                             4,786,336     4,786,336
   Retained earnings                                                              2,256,501     4,083,347
                                                                                -----------   -----------
       Total shareholders' equity                                                 7,062,213     8,889,059
                                                                                -----------   -----------
       Total liabilities and shareholders' equity                               $46,597,237   $53,731,708
                                                                                ===========   ===========



         See accompanying notes to the consolidated financial statements

                      RVM INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  NINE MONTHS ENDED DECEMBER 31
                                                  -----------------------------
                                                      2000            1999
                                                  -------------    ------------
Net sales                                          $ 49,914,886    $ 68,734,884

Cost of sales                                        46,314,051      60,513,300
                                                   ------------    ------------
         Gross profit                                 3,600,835       8,221,584

Selling, general and administrative expenses          5,271,802       5,310,544

Gain on sale of impaired machinery and equipment       (317,000)
                                                   ------------    ------------
         Income (loss) from operations               (1,353,967)      2,911,040

Other income (expense):
   Other income                                          76,939          32,285
   Interest expense                                  (1,580,000)     (1,486,431)
   Loss on disposal of equipment                        (46,357)        (44,703)
                                                   ------------    ------------
         Income (loss) before income taxes           (2,903,385)      1,412,191

Provision for income taxes (benefit)                 (1,076,538)        521,976
                                                   ------------    ------------
         Net income (loss)                         $ (1,826,847)   $    890,215
                                                   ============    ============
Basic and diluted earnings (loss) per share:       $       (.94)   $        .46
                                                   ============    ============



         See accompanying notes to the consolidated financial statements

                      RVM INDUSTRIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

                                                  THREE MONTHS ENDED DECEMBER 31
                                                  ------------------------------
                                                       2000            1999
                                                  -------------    ------------
Net sales                                          $ 12,099,861    $ 21,327,664

Cost of sales                                        11,599,136      18,739,803
                                                   ------------    ------------
         Gross profit                                   500,725       2,587,861

Selling, general and administrative expenses          1,631,405       1,834,713

Gain on sale of impaired machinery and equipment       (317,000)
                                                   ------------
         Income (loss) from operations                 (813,680)        753,148

Other income (expense):
   Other income                                          18,602           3,587
   Interest expense                                    (241,167)       (546,850)
   Loss on disposal of equipment                        (49,467)        (12,289)
                                                   ------------    ------------
         Income (loss) before income taxes           (1,085,712)        197,596

Provision for income taxes (benefit)                   (401,303)         73,305
                                                   ------------    ------------
         Net income (loss)                         $   (684,409)   $    124,291
                                                   ============    ============
Basic and diluted earnings (loss) per share:       $       (.35)   $        .06
                                                   ============    ============


         See accompanying notes to the consolidated financial statements

                      RVM INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                              NINE MONTHS ENDED DECEMBER 31
                                                                              -----------------------------
                                                                                  2000            1999
                                                                              ------------    -------------
Cash flows from operating activities:
   Net income (loss) .......................................................   $(1,826,847)   $   890,215
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization .........................................     1,756,424      1,769,576
     Increase (decrease) in accrued product warranty .......................      (185,325)       175,985
     Increase (decrease) in allowance for doubtful accounts ................       (45,958)         2,500
     Loss (gain) on disposal of equipment ..................................      (290,207)        44,703
   Increase (decrease) in cash from changes in:
     Receivables ...........................................................     5,562,041      1,153,449
     Inventories ...........................................................     2,410,226     (2,973,103)
     Other assets ..........................................................      (188,762)      (111,571)
     Accounts payable ......................................................      (490,300)     1,058,903
     Refundable and accrued income taxes ...................................    (1,152,677)       116,688
     Accrued expenses and other current liabilities ........................    (1,001,498)       106,730
                                                                               -----------    -----------
     Net cash provided by operating activities .............................     4,547,117      2,234,075
                                                                               -----------    -----------
Cash flows from investing activities:
   Capital expenditures ....................................................    (1,818,177)    (3,089,084)
   Proceeds from disposal of fixed assets ..................................       912,800         18,000
   Investment of income earned on investment of proceeds from long-term debt
     with trustee ..........................................................        (8,034)        (9,713)
   Sale of investments and release of funds held by trustee ................        28,679        321,077
                                                                               -----------    -----------
     Net cash used in investing activities .................................      (884,732)    (2,759,720)
                                                                               -----------    -----------
Cash flows from financing activities:
   Payments on long-term debt ..............................................    (1,118,419)    (1,187,268)
   Proceeds from (payments on) notes payable - bank, net ...................    (2,353,509)       929,688
   Payments on long-term debt PPE Line .....................................      (777,799)      (178,575)
   Proceeds from notes and accounts payable to related parties .............       753,590              0
   Payments on notes payable to related parties ............................       (78,548)      (169,650)
   Proceeds from long-term debt, net of issuance costs .....................             0      1,614,220
   Proceeds from exercised stock options ...................................             0          2,000
                                                                               -----------    -----------
     Net cash provided by and used in financing activities .................    (3,574,685)     1,010,415
                                                                               -----------    -----------
Net increase in cash and cash equivalents ..................................        87,700        484,770
Cash and cash equivalents at beginning of period ...........................       793,122        328,490
                                                                               -----------    -----------
Cash and cash equivalents at end of period .................................   $   880,823    $   813,260
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

2. Basic earnings per share are based on net income divided by the weighted average number of common shares outstanding. The weighted average number of common shares outstanding was 1,937,505 in 2000 and 1,937,496 in 1999. Diluted earnings per share reflect the potential dilution that could occur if all options or contracts to issue common stock were issued or converted. Basic earnings per share for the Company is the same as diluted earnings per share.

3.   Inventories consist of the following:

                                            December 31, 2000        March 31, 2000
                                            -----------------        --------------
         Raw materials                      $    5,053,880           $    9,867,007
         Work in process                         3,683,411                2,291,961
         Finished goods                          4,413,114                3,401,663
                                            --------------           --------------
                                            $   13,150,405           $   15,560,631
                                            ==============           ==============

     The reserve to reduce the carrying value of inventories from current cost to the LIFO basis amounted to approximately $1,901,000 at December 31 and $2,066,000 at March 31.

     4.   Business Segment Information:

                                         RAVENS         ALBEX           SABI        ELIMINATIONS    CONSOLIDATED
                                      ------------   ------------    ------------   ------------    ------------
Nine months ended December 31, 2000
-----------------------------------
Sales to customers                    $ 28,862,398   $ 13,692,696    $  7,359,792   $          0    $ 49,914,886
Intersegment sales                               0      2,893,395          11,513     (2,904,908)              0
                                      ------------   ------------    ------------   ------------    ------------
     Net sales                        $ 28,862,398   $ 16,586,091    $  7,371,305   $ (2,904,908)   $ 49,914,886
                                      ============   ============    ============   ============    ============
Income (loss) from operations         $    254,323   $ (1,668,627)   $     20,790   $     39,547    $ (1,353,967)

Nine months ended December 31, 1999
-----------------------------------
Sales to customers                    $ 42,308,535   $ 18,633,580    $  7,792,769   $          0    $ 68,734,884
Intersegment sales                               0      4,621,085             215   $ (4,621,300)              0
                                      ------------   ------------    ------------   ------------    ------------

     Net sales                        $ 42,308,535   $ 23,254,665    $  7,792,984   $ (4,621,300)   $ 68,734,884
                                      ============   ============    ============   ============    ============

Income (loss) from operations         $  3,450,300   $   (875,476)   $    314,937   $     21,279    $  2,911,040


                                         RAVENS           ALBEX           SABI         ELIMINATIONS    CONSOLIDATED
                                       ------------    ------------    ------------    ------------    ------------
Three months ended December 31, 2000
------------------------------------
Sales to customers                     $  6,463,926    $  3,731,810    $  1,904,125    $          0    $ 12,099,861
Intersegment sales                                0         839,090          11,513        (850,603)              0
                                       ------------    ------------    ------------    ------------    ------------
     Net sales                         $  6,463,926    $  4,570,900    $  1,915,638    $   (850,603)   $ 12,099,861
                                       ============    ============    ============    ============    ============
Income (loss) from operations          $   (451,705)   $   (330,857)   $    (31,118)   $          0    $   (813,680)

Three months ended December 31, 1999
------------------------------------
Sales to customers                     $ 12,252,236    $  6,506,195    $  2,569,233    $          0    $ 21,327,664
Intersegment sales                                0       1,326,013               0      (1,326,013)              0
                                       ------------    ------------    ------------    ------------    ------------

     Net sales                         $ 12,252,236    $  7,832,208    $  2,569,233    $ (1,326,013)   $ 21,327,664
                                       ============    ============    ============    ============    ============

Income (loss) from operations          $    811,127    $   (135,736)   $     52,746    $     25,011    $    753,148

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

6. On September 30, 1998, the Company entered into a line of credit agreement with FirstMerit Bank, N.A. (FM). The agreement provides for borrowings up to $20,000,000 based on eligible accounts receivable and inventories expiring on August 31, 2001. Interest is at FM's prime rate minus 1/4%. The agreement is collateralized by accounts receivable, inventory, equipment, cash, intangibles and certain real estate. There are covenants relating to the payment of dividends, acquiring treasury stock, the creation of additional indebtedness, minimum tangible net worth, and cash flow coverage. The Company was not in compliance with the cash flow coverage covenant for the year ended March 31, 2000 and for the cash flow coverage and minimum net worth covenant for the quarter ending June 30, 2000. On June 14, 2000, and August 4, 2000, the Company received a waiver of such noncompliance from the lender. The Company was not in compliance with the cash flow coverage and the minimum net worth covenants for the period ending September 30, 2000 and December 31, 2000 nor does the Company expect to be in compliance for the next quarter. When default occurs, the lenders can demand repayment of all amounts outstanding under the credit agreement and otherwise pursue remedies available to them. Accordingly the entire amount outstanding under the credit agreement is classified as a current liability as of December 31, 2000. As of December 31, 2000 FM has not demanded repayment of the entire amount outstanding under the credit agreement; however, the Company is in the process of finding a new lender. At December 31, 2000 the Company owed on the Albex and Knox notes to FM, $5,317,847. The Company owed $15,055,912 under its $20,000,000 line of credit with FM at December 31, 2000. See Management's Discussion and Analysis of Material Changes in Financial Condition on page 10.

7. On October 1, 2000, the Albex Note Payable and the SABI Note Payable both to Jacob Pollock were amended.

     The Albex Note Payable balance due to Mr. Pollock at March 31, 2000 was $2,465,000. Mr. Pollock advanced Albex an additional $303,508 that was used for capital expenditures. This amount was included into the note. Mr. Pollock forgave all interest on the note from October 1, 1998 to September 31, 2000, and cancelled interest due on the note from October 1, 2000 to March 31, 2001. Interest will be accrued for but not paid from April 1, 2001 to March 31, 2002. Principal payments had been suspended from October 1, 1998 until December 31, 2000, and will continued to be deferred until April 1, 2002. Principal and interest owed at April 1, 2002 will be made over the next 60 months with an interest rate of 7% per annum.

     The SABI Note Payable balance due to Mr. Pollock at September 1, 2000 was $527,800. Principle payments on the note were suspended from September 1, 2000 until March 31, 2002. Interest due on the note was cancelled from October 1, 2000 until April 1, 2001. Interest will be accrued for but not paid from April 1, 2001 until March 31, 2002. Principle and interest owed at April 1, 2002 will be made over the next 60 months with an interest rate of 7% per annum.

     Total interest forgiven by Mr. Pollock on both the Albex and SABI notes to December 31, 2000 was $389,000.

                      RVM INDUSTRIES, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                DECEMBER 31, 2000

                     MATERIAL CHANGES IN FINANCIAL CONDITION

The Company had cash and cash equivalents of $880,823 and $793,122 at December 31, 2000 and March 31, 2000, respectively. The Company had borrowed $15,055,912 on the line of credit at December 31, 2000. As discussed in footnote 6, in Notes to Consolidated Financial Statements, the Company was not in compliance with the bank covenant on cash flow coverage and minimum net worth covenant and does not expect to be in compliance for the next quarter. The Company is in the process of finding a new lender for both the $20,000,000 note and for the two long-term notes, which are secured with certain assets at the Albex and Knox facilities. On December 31, 2000, the company owed to FM on these notes $5,317,847. The Company expects to replace the three notes with similar arrangements with another lender by year-end March 31, 2001. FM and the company have agreed in principle to an orderly transition to a new financial institution.

Capital expenditures were approximately $596,000 and $1,818,000 for the quarter and year to date. The major expenditures for the year were: $174,000 at Ravens mainly for the installation of environmental equipment at the Dover facility and miscellaneous manufacturing equipment at the other Ravens facilities; $1,566,000 at Albex used for the upgrading of the large extrusion press $408,000, production dies $314,000, shipping and packaging department enlargement $558,000 and other manufacturing equipment $258,000 and $77,000 at SABI, mainly for replacing forklift trucks.

Account Receivables decreased from year-end by $5,438,791 (50.0%) due mainly to lower sales at Ravens and at Albex.

Inventories decreased from year-end by $2,410,226. Inventories have decreased at Ravens by $1,417,983, Albex by $422,731, and SABI by $570,222 due to the combination of reduced sales and management programs.

Current Liabilities decreased $2,665,060 before the adjustment for the FM notes. As discussed above all of the FM notes totaling $20,373,759 have been classified as current liabilities. The Company expects to have the FM notes replaced by year-end.

Notes Payable Related Parties increased by $596,160. On October 1, 2000, Mr. Jacob Pollock revised his notes payables to defer principal payments (see footnote 7 in Notes to Consolidated Financial Statement) from October 1, 2000 until March 31, 2002 on the Albex Note and from September 1, 2000 to March 31, 2002 on the SABI Note.

The Company's sales order backlog for new trailers was approximately $2,011,851 and $4,627,000 at December 31 and June 30, 2000. Although no assurances are possible, the Company believes that with the replacement of the FM notes, its cash resources, credit arrangements, and internally generated funds will be sufficient to meet its operating and capital expenditure requirements for existing operations and to service its debt in the next 12 months and foreseeable future. Cautionary statements: Demand for the Company's products is subject to changes in general economic conditions and in the specific markets in which the Company competes.

                    MATERIAL CHANGES IN RESULTS OF OPERATIONS

               Nine Months Ended December 31, 2000 Compared to the
               ---------------------------------------------------
                       Nine Months Ended December 31, 1999
                       -----------------------------------

Consolidated net sales decreased 27.4% with trailer sales at Ravens decreasing 31.8%, Albex sales to outside customers decreasing 28.7% and at SABI of 5.4%. Gross profit margin decreased to 7.2% from 12.0%. Selling, general and administrative expenses increased to 10.6% from 7.7%. Interest expense increased due to higher borrowings to support the operations and fixed asset purchases. Overall the company had a net loss for the nine months of $1,826,847 compared to a net income of $890,215 for last year.

Ravens net sales decreased 31.8%. In the first nine months Ravens, as did the industry, experienced a sudden cancellation and push out of backlog units as higher fuel and interest rates sharply decreased trailer sales. This resulted in a sharp decrease in sales to and new orders from dealer and fleet customers. Until there is a decline in fuel prices and a leveling of interest rates, Ravens does not expect the unit volume will increase. Gross Profit decreased to 12.7% from 16.0% last year, due mainly to the lower volume resulting in higher manufacturing costs. Selling, general and administrative expense increased to 11.8% of net sales from 7.2%, due mainly to the lower sales. Overall Ravens had a positive operating income. However, due to the loss in volume, operating income was 92% lower than last year.

Albex net sales to customers other than to Ravens and SABI decreased 28.7%, as customer orders were cancelled or delayed. Intercompany orders from Ravens, that provided volume for production, were also cancelled or delayed. Gross Profit was a negative 4.5% compared to 1.5% last year. Selling, general and administrative expenses increased to 7.5% of net sales from 5.3% last year due mainly to lower sales. The operating loss at Albex was caused by the lower sales of extrusion.

As planned, the use of gas furnaces in the cast house increased the reliability of the volume output and reduced operating cost. The cast house was adversely affected by the lowered overall demand of extruded products and aluminum billet sales to customers. At the current low volumes of production, the cast house cannot operate efficiently. As previously disclosed, during the third quarter, the cast house production was suspended until the volume of production increases to a level in which the operation is efficient. Albex has reduced overall operating cost for the short term and reduce inventory thus improving cash flow. Currently, there is a worldwide surplus of aluminum billet and management has developed alternative sources of supply for the extrusion business.

SABI net sales decreased by 5.4% due mainly to reduced demand for product in the third quarter. Gross profit margins decreased to 8.7% from 13.9% due to competitive conditions. Selling, general and administrative costs decreased to 8.4% of net sales from 9.9% last year due mainly to cost reduction programs.

              Three Months Ended December 31, 2000 Compared to the
              ----------------------------------------------------
                      Three Months Ended December 31, 1999
                      ------------------------------------

Consolidated net sales decreased 43.3%, with trailer sales at Ravens decreasing 47.2%, Albex sales to outside customers decreasing 41.6% and at SABI by 25.4%. Gross profit margin decreased to 4.1% from 12.1%. Selling, general and administrative expenses increased to 13.5% from 8.6% of net sales, however, overall expenses were 11% lower than last year. Interest expense decreased due to related party notes restructuring of interest for the fiscal year. Overall the company had a net loss for the quarter of $684,409 compared to a net income of $124,291 for last year.

Ravens net sales decreased 47.2%. In the third quarter Ravens, as did the industry, experienced a sharp decline in trailer sales from both dealer and fleet customers. Ravens expects unit volume will not increase until there is a decline in fuel prices and a further reduction in interest rates. Gross Profit decreased to 8.8% from 16.0% of net sales last year, due mainly to the lower volume resulting in higher manufacturing cost. Selling, general and administrative expense increased to 15.8% from 9.4%, however overall costs were reduced by $130,821. Ravens had an operating loss of $451,705 compared to an operating profit of $811,127 last year.

Albex net sales to customers other than to Ravens and SABI decreased 41.6%, as customer orders were cancelled or delayed. Intercompany orders from Ravens, that proved volume for production, were also cancelled or delayed. Gross profit margin decreased to a negative 4.9% from 3.6% last year. Selling, general and administrative expenses were increased to 9.3% of net sales from 5.3% last year due mainly to lower sales. The lower extrusion business sales to Ravens and to outside customers caused gross profit to decrease. The cast house reduced cost and the suspension of production reduced the operating loss from last year. The company sold the majority of the assets held for sale. The sale resulted in a $317,000 gain on sale of impaired machinery and equipment that was expensed in the fourth quarter of the last fiscal year.

SABI net sales decreased 25.4% due mainly from the severe winter weather conditions in the country requiring more attention by the government agencies to road maintenance rather than traffic or street sign replacement. Gross profit margins decreased to 8.1% from 12.6% due to competitive conditions. Selling, general and administrative costs decreased to 9.7% from 10.5% due to a reduction in selling cost.

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

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits:

         None filed

(b)      Reports on Form 8-K:

         No reports on Form 8-K were filed during the three months ended December 31, 2000.

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

                                   RVM INDUSTRIES, INC.
                                   --------------------
                                       (Registrant)



                                   By:   /S/ James R. McCourt
                                   -------------------------------------
                                             James R. McCourt
                                             Chief Financial Officer
                                             and Principal Accounting Officer

         Date:  February 14, 2001