Form 10-K405
period 2001-03-31
RVM INDUSTRIES INC
filed 2001-07-13
CIK 82172

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C., 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended                                 Commission File
 March 31, 2001                                            No. 0-1709
---------------------------                               ----------------------

                              RVM INDUSTRIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Delaware                                    31-1515410
------------------------------------------         -----------------------------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                     Identification Number)

753 W. Waterloo Road, Akron, Ohio                           44314-1519
---------------------------------------------      -----------------------------
(Address of principal executive offices)                    (Zip Code)


Registrant's telephone number, including area code:  (330) 753-4545

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
Yes    [X]           No  [ ]
    -------                   --------


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]

The aggregate market value of the voting stock held by non-affiliates as of June 1, 2001, based on a bid price of $4.50 was approximately $779,913. The Registrant has no non-voting common equity.

There were 1,937,505 shares outstanding of the Registrant's common stock as of June 1, 2001.

                       Documents Incorporated by Reference
                       -----------------------------------
                                      None

                              RVM INDUSTRIES, INC.

                       Index to Annual Report on Form 10-K
                    for the Fiscal Year Ended March 31, 2001

PART I                                                                     Pages
------                                                                     -----

Item 1     Business                                                         3-8

Item 2     Properties                                                       8-9

Item 3     Legal Proceedings                                                 9

Item 4     Submission of Matters to a Vote of Security Holders               9

PART II
-------

Item 5     Market for Registrant's Common Equity and
             Related Stockholder Matters                                    10

Item 6     Selected Financial Data                                          11

Item 7     Management's Discussion and Analysis of
             Financial Condition and Results of Operations                 12-16

Item 7a    Quantitative and Qualitative Disclosures about Market Risk       17

Item 8     Financial Statements and Supplementary Data                     17-42

Item 9     Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure                            43

PART III
--------

Item 10    Directors and Executive Officers of the Registrant              43-44

Item 11    Executive Compensation                                          45-47
Item 12    Security Ownership of Certain Beneficial Owners
             and Management                                                 47

Item 13    Certain Relationships and Related Transactions                   48

PART IV
-------

Item 14    Exhibits, Financial Statement Schedules, and
             Reports on Form 8-K                                           49-51

                                     PART I

ITEM 1.    BUSINESS
           --------

Companies
---------

         RVM Industries, Inc. (RVM) is a publicly held holding company. Ravens, Inc. (Ravens), Albex Aluminum, Inc. (Albex), and Signs and Blanks, Inc. (SABI) are wholly owned subsidiaries of RVM. The "Company" refers to RVM, Ravens, Albex and SABI, collectively. See Note 18 to the consolidated financial statements for financial information about industry segments.

Fiscal Year
-----------

         RVM's fiscal year ends on March 31. References to 2001, 2000, etc. are for the fiscal years ended March 31, 2001, 2000, etc., respectively.

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

Markets
-------

   Ravens
   ------

         The principal business of Ravens is the design and manufacture of truck trailers, consisting of platform (flatbed) trailers, drop deck trailers, dump trailers, and dump truck bodies. Since the late 1950s, Ravens has designed and manufactured durable, lightweight aluminum trailers and bodies which provide the advantage of lower operating costs plus higher legal payload capacity. Ravens' products are primarily made with aluminum bodies and aluminum chassis. With the addition of the Knox facility, Ravens now produces a dump trailer made of steel. The steel dump trailer serves the demolition market which requires a more durable body. Ravens' truck trailers are basically standardized products with a number of optional features available; however, certain variations are often made to satisfy customers' requirements. Ravens also manufactures truck and trailer accessories, including tool boxes, side kits and boxes, bulkheads and other optional equipment. Ravens sells a wide variety of after-market parts for trucks and trailers, including parts for its own trailers

         The markets for Ravens' truck trailer and body product lines are virtually all within the highway transportation industry in the U.S. with a small amount of sales in Canada. These markets include both for-hire carriers (commercial trucking companies and owner operators) and private carriers (manufacturers and producers delivering their own products or commodities). Dump trailer and body applications include construction and road building materials, agricultural and mining products, industrial and municipal waste, and a wide range of other bulk commodities. Platform trailers are utilized in a variety of applications, including steel and other metals, lumber, building materials, machinery, appliances, and industrial equipment. The overall business of Ravens is not generally seasonal.

         A down turn in the U.S. trailer industry started approximately in the second calendar quarter of 2000 and the industry has yet to see a recovery. For the calendar year 2000 the Bureau of the Census reported overall manufacturers shipments of units were 240,256 down 20.1% from the previous year, with the fourth quarter shipments down 31.4% from the previous fourth quarter. Industry analysts estimates for the calendar year 2001 manufacturers shipments to range between 170,000 to 185,000 units.

         Trailer sales have been affected by fuel prices, interest rates, bankruptcies that have made available newer used equipment in the market place, tighten credit policies of financing sources for customers and the overall general slowing of the economy.

   Albex
   -----

         Albex operates three extrusion presses (1,400 ton, 2,200 ton, and 3,000 ton) for standard and custom soft alloy aluminum extruded shapes. Several of aluminum's physical properties such as tensile strength, corrosion resistance, thermal conductivity, lighter weight than steel, and scrap value for recycling are attractive to a wide range of markets. Albex sells to manufacturers, fabricators and distributors in the transportation, building and construction, consumer durables, and other aluminum extrusion markets. Most sales are to customers in the Midwestern portion of the U.S. Albex's business is not generally seasonal. In 2001 Albex shipped approximately 18.5 million pounds of aluminum extrusions on a market that exceeded 3.5 billion pounds. Albex shipments were down 32.9% from last year due to a general decline in the business activity in manufacturing and most specifically the transportation segments.

         Applications in the transportation market include truck trailers and bodies, utility trailers, recreational vehicles, and railcars. Approximately 18%, 21%, and 22% of Albex's net sales in 2001, 2000, and 1999, respectively, were to Ravens. These sales and intercompany inventory profits have been eliminated from the consolidated financial statements.

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

         Albex constructed an aluminum billet casting facility in 1997 in order to recycle aluminum scrap generated internally and purchased from suppliers into aluminum billet to be used for producing extrusions and to sell to customers. The aluminum billet market suffered a dramatic drop in demand. Coupled with significant drop in Ravens orders, Albex suspended production at the cast house in November 2000 until the overall market improves to historical levels. Billet supplies are readily available at competitive prices from other producers.

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

Backlog
-------

         Ravens' backlog of orders for new trailers amounted to approximately $1,700,000 at May 31, 2001 compared to approximately $5,009,000 at May 31, 2000.
The backlog is expected to be completed in the current fiscal year. The order backlogs for the extrusion and sign industries are not relevant due to the nature of the industries and customers. These backlogs tend to be low and of short duration.

Distribution and Service
------------------------

   Ravens
   ------

         Ravens sells and services truck trailers nationally through 71 trailer dealerships located in 32 states and 4 dealerships located in Canada. Ravens owns trailer and parts sales branches located in Dover, Ohio. In addition, Ravens has regional sales managers who support the dealerships and solicit direct sales from fleet customers.

         Service and maintenance on Ravens' products are performed by its Dover, Ohio service branch. The Company approved garages, repair shops, and customers are also authorized to service its products.

         Ravens assists in financing its trailer sales to customers by guaranteeing the time payment notes of customers with acceptable credit standing to a finance company. See Note 8 to the consolidated financial statements as to contingent liabilities with respect to these notes.

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

         Ravens is recognized as a leading manufacturer of aluminum platform trailers. Ravens believes that there are no more than 10 manufacturers of aluminum platform trailers, of which four account for approximately 90-95% of the units produced. Ravens believes, based upon 2000 estimates of units registered, that Ravens' market share was approximately 25% and that East Manufacturing Corporation, Benson Truck Bodies, Inc., and Reitnouer, Inc. had market shares of approximately 21%, 17%, and 32%, respectively. Ravens strives to compete based upon product performance, but economic conditions and competition with aluminum, composite, and steel manufacturers have caused the importance of price to increase.

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

         In April 1999, Ravens purchased the assets of Galbreath's steel dump line of trailers at Knox, Indiana. This acquisition complements Ravens' aluminum line of trailers and allows the Company to compete in demolition, scrap, boulder dump and other heavy-duty operations that require steel trailers. Ravens uses a stronger heat-treated steel such as AR-400 to produce a longer lasting steel trailer and employs a 2000 ton brake press in the manufacture of steel trailers. Ravens is able to form the required steel materials in single section, which gives it an advantage over a competitor that must weld multiple sections to form the steel dump trailer body.

   Albex
   -----

         The aluminum extrusion industry is highly competitive. Although there are more than 100 companies in North America that participate, the industry has begun to consolidate as large aluminum companies have acquired major extrusion manufacturers. The Company's principal competitors now include Alcoa, Kaiser, Indalex, Norsk and Hydro Wells Aluminum. Success in the industry turns on a company's ability to supply a quality product on time at a fair price. Albex has positioned itself well in the industry with the three extrusion presses, ISO 9002 certification, fabrication capabilities and strong customer orientation. This combination of attributes appeals to both current and prospective customers as they seek a supplier that understands the needs of growing companies.

   SABI
   ----

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

Employees
---------

         The Company currently employs approximately 296 administrative, sales, engineering, production, and repair and service personnel. The hourly personnel at the Ravens facility in Dover, Ohio are represented by the International Association of Machinists and Aerospace Workers, AFL-CIO, under an agreement which expires on April 18, 2002. The hourly production employees at the Ravens Kent, Ohio facility are represented by the International Association of Bridge, Structural and Ornamental Iron Workers, AFL-CIO, under an agreement that expires on April 15, 2004. The United Steelworkers of America, AFL-CIO, represent Albex's hourly production employees under an agreement which expires on June 5, 2002. SABI's hourly production employees are represented under an agreement expiring on December 31, 2003 with The Glass, Molders, Pottery, Plastics & Allied Workers International Union, AFL-CIO.

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

         Certain owned property of the Company is subject to mortgages and is collateral for lines of credit and a letter of credit. See Notes 6 and 7 to the consolidated financial statements.

ITEM 3.  LEGAL PROCEEDINGS
         -----------------

         The Company, Albex, and an unrelated party are defendants in a wrongful death and employer intentional tort claim. The defendants and their insurance companies with the plaintiff are interested in settling the claim for a reasonable amount. In cases like this where there are many underlying facts that are disputed it is difficult to predict a favorable or unfavorable outcome. If the plaintiff prevails against the Company, liability is significant, as the jury will have broad discretion to fix the amount of damages it awards for both compensatory and punitive damages. The Company believes in the strength of its defense and intends to assert them if a trial is necessary. The Company also believes any settlement is within the limits of its insurance policies.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

         There were no matters submitted to a vote of security holders in the quarter ended March 31, 2001.

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

                                                                   SHARES
                                   HIGH             LOW            TRADED
                              -------------    ------------    -------------
2001
   First quarter                   4.750           4.000            7,900
   Second quarter                  4.750           4.000           11,800
   Third quarter                   4.250           4.125            3,700
   Fourth quarter                  4.250           4.000            2,500

2000
   First quarter                   4.500           4.500            2,800
   Second quarter                  5.500           4.250           12,400
   Third quarter                   4.875           4.500           73,000
   Fourth quarter                  4.750           3.000            7,200

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

           There were approximately 3,700 holders of record of the Registrant's common stock as of June 1 2001. See Item 12.

ITEM 6.   SELECTED FINANCIAL DATA FOR THE YEARS ENDED MARCH 31
          -----------------------

This information should be read in conjunction with the consolidated financial statements and the related notes in Item 8 and Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7.

                                                 2001            2000               1999           1998               1997
                                             ------------    ------------       ------------   ------------    ----------------

Net sales                                    $ 61,869,583    $ 91,986,494       $ 83,035,031   $ 79,903,238    $ 61,638,221

Income (loss) from operations                  (2,577,202)      1,308,254 (1)      4,215,888      4,936,300       1,960,772 (4)

Unusual (expense) income items                          0               0                  0              0        (390,015)(5)

Income (loss) before income taxes and
   accounting change                           (5,248,878)       (820,280)         2,565,591      3,518,657         586,401

Cumulative effect of accounting change (3)              0               0                  0        211,651               0

Net income (loss)                              (4,244,526)       (535,451)         1,533,341      1,821,944          80,939

Basic and diluted earnings per share: (2)
   Income before cumulative effect of
     accounting change                       $      (2.19)   $      (0.28)      $       0.79   $       1.05
   Cumulative effect of accounting change            0.00            0.00               0.00          (0.11)
                                             ------------    ------------       ------------   ------------

         Net income (loss)                   $      (2.19)   $      (0.28)      $       0.79   $       0.94
                                             ============    ============       ============   ============

Pro forma basic and diluted earnings per
   share                                                                                       $       1.09    $       0.19

Average number of shares used in
   computation of per share amounts             1,937,505       1,937,498          1,936,756      1,935,776       1,938,140

Cash dividends declared per common share
                                             $          0    $          0       $          0   $          0    $          0

Total assets                                   43,702,603      53,731,708         48,999,890     48,348,030      38,567,375

Total long-term obligations                     3,873,907      30,760,387         27,866,431     26,995,189      18,295,499

Working capital                               (15,045,502)     15,412,492         10,655,095     10,591,297       2,181,245

Shareholders' equity                            4,644,533       8,889,059          9,422,510      7,888,169       6,056,225



(1)  Includes loss of $2,573,016 for impairment of long-lived assets.

(2) Historical earnings per share information for 1997 is not presented because Albex and SABI were not tax paying entities in that year and, therefore, the historical results of operations are not indicative of the operating results of the Company on an ongoing basis.

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

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ---------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

Overview
--------

The year 2001 was very difficult for the Company. As discussed below sales declined 32.7% from the previous year. Each quarter's sales were also lower from the previous year's quarter, with fourth quarter sales being 51.4% lower than fourth quarter 2000. The Company instituted significant cost cutting moves in all divisions and in all functions. Inventories and receivables were reduced, capital spending was delayed and all interest and debt payments were made. Both Albex and Ravens' break-even levels were reduced as manufacturing, selling and general and administrative costs were reduced. The Company has kept our lenders and suppliers informed about the financial condition of the Company and have maintained good relations.

Interest rates, gasoline prices, and the tightening of lending institutions credit policies affected our primary markets for both Ravens and Albex. The outlook for the two companies' markets are generally not strong for the next few quarters. Our current lenders are working with us through the downturn in the economy; however, RVM has not been able to secure replacement financing for the Company after our current line of credit expires on August 31, 2001. Management will take the appropriative actions required through a combination of alternatives available to the Company. Management believes that the financial success of the company relies in an increase in the overall economic up turn in the market we serve, as market share issues had little to no effect on our loss sales. As interest rates decrease, gasoline prices decline and credit becomes easier to obtain, management believes that our markets served will return to historic levels and the Company will return to profitability.

LIQUIDITY AND CAPITAL RESOURCES

           The Company had cash and cash equivalents of $1,108,115 and $793,122 at March 31, 2001 and 2000, respectively. The Company could have borrowed approximately $927,856 more on a line of credit at March 31, 2001. As discussed in footnote 6, in Notes to the Consolidated Financial Statements, the company was not in compliance with the bank covenant on cash flow coverage and minimum net worth. The Company owes FirstMerit as of March 31, 2001, $14,039,750 on the $20,000,000 note secured by all the Company's inventory and receivables and $5,118,023 on two long term notes secured by certain fixed assets at Albex and Ravens.

           The Company has been unable to obtain waivers of the covenant violations or renew its letter of credit with the bank. The current default renders the debt callable and as a result, the debt has been classified as a current liability on the balance sheet. In addition, default of this debt resulted in the letter of credit and other long term debt totaling $3,941,727 to be in default. This debt has also been classified as a current liability on the balance sheet. As such, there is doubt about the Company's ability to continue to operate as a going concern.

           In June, 2001, the Company and FM agreed in principle to an extension of the line of credit and the letter of credit until June 30, 2002. All covenant violations were also waived. The Company expects to have a signed agreement in July, 2001.

           The financial statements in this document have been prepared on a going concern basis, which contemplates, the realization of assets and liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of assets carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

2001
----

           Net cash provided by operating activities was primarily used to pay down both the line of credit and the long-term debt. Year end inventories and receivables were reduced $4,006,551 and $5,011,645 respectively due to the lower sales from prior year of 32.7% and management programs to maintain receivables within terms and reduce inventories to current production levels. Refundable income taxes reflect the application of our current year tax loss carried back the two previous years allowed by law for taxed paid. The Company also utilized the remaining $227,801 of funds held by trustees for capital expenditures.

           The Company made capital expenditures of $2,072,676 during the last fiscal year. Albex invested approximately $1,800,000 used mainly for the expansion of the packaging and shipping department, upgrading the large extrusion press, production dies and other manufacturing equipment. Ravens invested approximately $194,000 used mainly for the installation of the environmental equipment, totaling $174,000, at the Dover facility and remaining amount on other manufacturing equipment. SABI invested approximately $77,000 used mainly for the replacement of forklift trucks.

           The Company received proceeds from the sale of fixed assets for $946,338. Assets held for resale (see Note 16) were sold for $877,500 in the current year, which resulted in a gain on sale of assets held for resale of $324,499.

           Accounts payable and accounts payable related parties increased $795,161 and decreased $36,008 respectively. The increase was achieved through negotiations with our vendors to allow extended payment terms on our trade payables.

           Notes payable related parties (see Note 12) both long and short term increased by $909,258, which were used to fund the capital expenditures at Albex.

           The Company reduced the FirstMerit line of credit loan by $3,369,671 and the term loans by $977,603. Other long term debt payments were made during the year of $1,223,284 for both the Kent Bonds and the State of Ohio loans. (see Note 7)

2000
----

           Net cash used in operating activities was primarily for working capital to support the Knox plant and also at Ravens and Albex for inventory to support higher sales volume. Offsetting the majority of the increase in working capital was the non-cash impairment to machinery and equipment expense (see Note
16) and an increase in other current liabilities.

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

1999
----

           Cash provided by operating activities of $3,411,718 was used mainly for capital expenditures. Albex completed the aluminum billet casting facility and the scrap handling equipment. Ravens used capital expenditures for construction of a new building for the Kent, Ohio facility. Working capital increased to $10,655,095 at March 31, 1999, from $10,591,297 at March 31, 1998.

RESULTS OF OPERATIONS

Years Ended March 31, 2001 and 2000
-----------------------------------

          Net sales of $61,869,583 decreased by $30,116,911 or 32.7%. Net sales were severely affected at both Ravens and Albex. Gross profit margins decreased to 6.5% in 2001 from 12.1% in 2000. All divisions were affected by lower selling prices due to competitive pressures and higher manufacturing cost as volume dropped at a higher rate than what cost could be reduced. Selling and general administrative cost increase as a percent of sale to 11.2% in 2001 from 7.9% in 2000 as sales decreased faster than expenses. Actual dollars spent decreased 9.4% as management had salaried personnel layoffs and cost reduction programs implemented through the year. Interest expense increased due to the increase in the prime rate. Overall borrowing was lowered during the year. Overall net loss increased to $(4,244,526) from $(535,451) in 2000.

          See Note 9 to the Consolidated Financial Statements for discussion on income taxes. As part of Statement on Financial Standards Number 109 Accounting for Income Taxes requirements, the Company provided a valuation reserve for the estimated tax effect of not being able to utilize the tax loss carried forward for future years (a part of the deferred tax asset on the balance sheet). The result was a reduction in the income tax benefit in 2001 of $858,000 which increased the net loss for the year by the same amount. Each year the valuation reserve will be reviewed. An appropriative adjustment will be made based upon the financial condition of the Company at that fiscal year end and the ability of the Company to utilize the tax loss carried forward.

          Net sales at Ravens decreased 38.8% to $34,986,971, as unit shipments were severely impacted by market conditions. Starting in the first quarter of 2000 fuel prices and interest rates increases and lending sources began tightening credit available to customers. These factors continued throughout the year and sales to dealers and fleets were severely affected. As bankruptcies of fleets and of owner operators began to increase throughout the year, more used equipment in excellent condition became available. The higher than normal availability of used equipment further reduced shipments from manufacturers. Gross Profit Percent of Sales decreased to 11.9% in 2001 from 16.1% in 2000. Lower selling prices to meet market conditions reduced gross profits. Substantial cost reduction programs including personnel reductions were implemented. However, manufacturing cost were spread over much fewer units thus generating higher unit costs and reducing profitability. Selling and general administrative cost increased as a percent of net sales to 12.5% form 7.8% as absolute dollars spent decreased 1.9%. Operating income decreased to a loss of $(217,159) from an operating profit of $4,775,309 in 2000.

          Net sales at Albex to non-related customers decreased 29.8% to $17,425,597. Albex sales were affected by the overall slowdown in the economy and the substantial loss of sales to the transportation market. As planned the gas furnaces in the cast house increased the reliability of the volume output and reduced the operating cost. However, a world wide surplus of aluminum billet and the reduction of extrusion sales eliminated the potential of selling the excess aluminum billet capacity to outside customers. The cast house production was suspended in November 2000. Overall gross profit decreased to a negative 4.6% in 2001 from 2.0%. The loss at the gross profit level was due to the low cast house production volume in the first two quarters of the year and the cost to suspend production in November. Extrusion gross profit was also lower due to low volume periods in which cost could not be reduced faster than the volume loss. Selling and general administrative expenses increased to 8.1% in 2001 from

5.6% in 2000, as overall spending was reduced 2.9%. Operating loss improved to a loss of $(2,362,054) from a loss of $(3,692,472) in 2000.

          SABI net sales decreased by 5.4% to $9,457,015 as the Company closed unprofitable sales offices in North Dakota and Pennsylvania. Gross profits decreased to 8.3% in 2001 from 12.8% in 2000. Margins were impacted by higher material cost that could not be passed onto customers. Selling and general administrative costs decreased to 8.7% of net sales from 10.6% in 2000, as overall spending was reduced by 21.7%.

Years Ended March 31, 2000 and 1999
-----------------------------------

          Net sales of $91,986,494 increased $8,951,463 or 10.8% in 2000, mainly due to increases in both trailer sales at Ravens and the higher volume of aluminum extrusion and billet sales by Albex. Gross profit increased 3.6% to $11,157,361 in 2000 from $10,770,665 in 1999. Gross profit margin percent of net sales decreased to 12.1% in 2000 from 13.0% in 1999. The consolidated gross profit percentage decreased due to higher costs and the mix of more Albex sales with lower gross margin compared to Ravens and SABI. Selling, general and administrative expenses remained at 7.9% of net sales. On March 30, 2000 the Board of Directors approved the operating plan for Albex in which certain equipment used would be discontinued and a before tax $2,573,016 charge related to the impairment of machinery and equipment was recognized (see Note 15). Interest expense increased mainly due to more debt outstanding during 2000 compared to 1999 and an increase in the prime rate. See Note 9 to the consolidated financial statements for a discussion of income taxes. Overall the Company sustained a net loss of $535,451 for 2000 (a net income of $1,144,213 before the charge related to the impairment of machinery and equipment) compared to a net income of $1,533,341 in 1999.

          Ravens' net sales increased $6,395,130 or 12.6% due to higher dump trailer sales and the additional sales of steel trailers from the Knox plant. The Knox facility was profitable for 2000 due to the additional capital equipment and improved utilization of the plant. Overall gross profit increased 4.5% to $9,237,232 in 2000 from $8,835,032 in 1999. Gross profit as a percent of net sales decreased to 16.1% in 2000 from 17.4% in 1999. The decrease was caused mainly by mix of lower profitable steel and aluminum dumps and more fleet sales of flats. Selling and general administrative cost decreased to 7.8% of net sales in 2000 from 8.2% in 1999. Income from operations increased 2.3% to $4,775,309 in 2000 from $4,667,478 in 1999.

          Albex's net sales to customers other than Ravens and SABI increased by $4,248,774 or 15.6%. Gross profit increased to $639,520 in 2000 from $459,687 in
1999. Albex cast house facility was put into service in December 1998. Fixed assets utilized in the production of the aluminum billet were deemed to be unreliable and too expensive to operate. These assets were phased out in the last quarter of the year and new equipment replaced some of the phased out equipment. The expected improvement in profit due to higher sales and improved efficiencies was not realized due to the higher cost and the unreliability of the cast house equipment placed out of service. The Company recognized a fourth quarter charge for the impairment of machinery and equipment of $2,573,016. Selling and general administrative increased 17.8% to $1,758,976 in 2000 from $1,491,000 in 1999. The higher cost was due mainly to higher selling expense, ISO 9002 certification and professional fees. Overall the net loss from operations increased to $3,692,472 in 2000 from $1,031,313 in 1999.

           SABI's net sales decreased $1,161,014 or 10.4%. Lower sales were caused by competitive conditions and a strike at a major vendor that limited production in the third quarter. Gross profit as a percent on net sales decreased to 12.8% in 2000 from 13.2% in 1999, as higher aluminum and other material cost were not completely passed through to customers. Selling and general administrative cost increased to 10.6% in 2000 from 8.0% in 1999. The Company added sales offices in Pennsylvania and North Dakota. Operating profit decreased to $219,342 in 2000 from $577,180 in 1999.

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

INTEREST RATE EXPOSURE
Based on the Company's overall interest rate exposure as of and during the year ended March 31, 2001, a near-term change in interest rates, based on historical interest rate movements, would not materially affect the Company's consolidated financial position, results of operations or cash flows.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
           -------------------------------------------

Financial Statements:                                                                Pages
                                                                                    -------
          Report of Independent Auditors                                              18

          Consolidated Balance Sheets, March 31, 2001and 2000                        19-20

          Consolidated Statements of Operations
             for the years ended March 31, 2001, 2000 and 1999                        21

          Consolidated Statements of Changes in Shareholders'
             Equity for the years ended March 31, 2001, 2000 and 1999                 22

          Consolidated Statements of Cash Flows
             for the years ended March 31, 2001, 2000 and 1999                        23

          Notes to Consolidated Financial Statements                                 24-41

Financial Statement Schedule:

   II -   Valuation and Qualifying Accounts
             for the years ended March 31, 2001, 2000 and 1999                        42

          All other schedules are omitted because they are not applicable or the required information is presented in the financial statements or the notes thereto.

                         Report of Independent Auditors


To the Shareholders and Board of Directors
RVM Industries, Inc.

We have audited the accompanying consolidated balance sheets of RVM Industries, Inc. and subsidiaries as of March 31, 2001 and 2000, and the related consolidated statements of operations, and changes in shareholders' equity and cash flows for each of the three years in the period ended March 31, 2001. Our audit also included the financial statement schedule listed in Item 8. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of RVM Industries, Inc. and subsidiaries at March 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As more fully described in Note 2, the Company has incurred recurring operating losses and has a working capital deficiency. In addition, the Company has not complied with certain covenants of loan agreements with FirstMerit Bank, N.A. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.


                                      /S/ ERNST & YOUNG LLP

Akron, Ohio
July 9, 2001

                              RVM INDUSTRIES, INC.

                           CONSOLIDATED BALANCE SHEETS


                                                                                                    MARCH 31
                                                                                        ---------------------------------

                                                                                             2001                2000
                                                                                        -------------       -------------
ASSETS

Current assets:
   Cash and cash equivalents                                                            $   1,108,115       $     793,122

   Receivables:
     Trade, net of allowance for doubtful accounts of $125,199 and $128,000
       in 2001 and 2000                                                                     5,877,800          10,889,445

     Related party                                                                             66,478             147,826

   Inventories                                                                             11,554,080          15,560,631

   Refundable income taxes                                                                    966,536                   0

   Deferred income taxes, net of valuation allowance of $857,986 in 2001                      146,235           1,217,700

   Assets held for sale                                                                        90,843             643,844

   Other current assets                                                                       328,574             242,186
                                                                                        -------------       -------------

       Total current assets                                                                20,138,661          29,494,754

Property, plant and equipment, net                                                         23,321,900          23,737,525

Funds held by trustee for capital expenditures                                                      0             227,801

Other assets                                                                                  242,042             271,628
                                                                                        -------------       -------------

       Total assets                                                                     $  43,702,603       $  53,731,708
                                                                                        =============       =============



           The accompanying notes are an integral part of the consolidated financial statements.

                              RVM INDUSTRIES, INC.


                                                                                                MARCH 31
                                                                                 ------------------------------------

                                                                                     2001                    2000
                                                                                 ------------            ------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable--trade                                                       $  8,262,685            $  7,467,524
                   --related parties                                                  251,531                 287,539
   Accrued expenses and liabilities:
     Compensation                                                                     371,242                 731,352
     Product warranty                                                                 845,107               1,076,447
     Other                                                                          1,647,948               1,883,345
   Current portion of long-term debt--other                                             6,150               2,264,855
                                    --related parties                                 700,000                 371,200
   Long term debt in default                                                       23,099,500                       0
                                                                                 ------------            ------------

       Total current liabilities                                                   35,184,163              14,082,262

Note payable--bank                                                                          0              17,409,421
Long-term debt                                                                        431,364               9,433,316
Notes payable--related parties                                                      3,296,308               2,715,850
Deferred income taxes                                                                 146,235               1,201,800
                                                                                 ------------            ------------

       Total liabilities                                                           39,058,070              44,842,649
                                                                                 ------------            ------------

Shareholders' equity:
   Preferred stock, $0.01 par value; authorized shares, 300,000;
     none outstanding                                                                       0                       0
   Common stock, $0.01 par value; authorized shares, 3,000,000;
     issued and outstanding: 1,937,505 shares at March 31, 2001, and at March 31, 2000
                                                                                       19,376                  19,376
   Additional capital                                                               4,786,336               4,786,336
   Retained (deficit) earnings                                                       (161,179)              4,083,347
                                                                                 ------------            ------------

       Total shareholders' equity                                                   4,644,533               8,889,059
                                                                                 ------------            ------------

       Total liabilities and shareholders' equity                                $ 43,702,603            $ 53,731,708
                                                                                 ============            ============


           The accompanying notes are an integral part of the consolidated financial statements.

                              RVM INDUSTRIES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                               FOR THE YEARS ENDED MARCH 31
                                                                  --------------------------------------------------------

                                                                       2001                 2000                 1999
                                                                  --------------       --------------       --------------

Net sales                                                         $   61,869,583       $   91,986,494       $   83,035,031
Cost of sales                                                         57,859,202           80,829,133           72,264,376
                                                                  --------------       --------------       --------------

         Gross profit                                                  4,010,381           11,157,361           10,770,655

Selling general and administrative expenses                            6,912,082            7,276,091            6,554,767
Impairment of machinery and equipment                                   (324,499)           2,573,016                    0
                                                                  --------------       --------------       --------------

         Income (loss) from operations                                (2,577,202)           1,308,254            4,215,888

Other income (expense):
   Other income                                                           50,242               77,335              153,440
   Interest expense                                                   (2,526,865)          (2,088,663)          (1,922,974)
   Gain (loss) on sales of property, plant and equipment                (195,053)            (117,206)             119,237
                                                                  --------------       --------------       --------------

         Total other expense, net                                     (2,671,676)          (2,128,534)          (1,650,297)
                                                                  --------------       --------------       --------------

         Income (loss) before income taxes                            (5,248,878)            (820,280)           2,565,591

Provision for income taxes (benefit)                                  (1,004,352)            (284,829)           1,032,250
                                                                  --------------       --------------       --------------


         Net income (loss)                                        $   (4,244,526)      $     (535,451)      $    1,533,341
                                                                  ==============       ==============       ==============

          Basic and diluted earnings (loss) per share             $        (2.19)      $        (0.28)      $         0.79
                                                                  ==============       ==============       ==============

           The accompanying notes are an integral part of the consolidated financial statements.



                                                        RVM INDUSTRIES, INC.

                                     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                         for the years ended March 31, 2001, 2000, and 1999



                                                                                                     RETAINED
                                                                      COMMON        ADDITIONAL       EARNINGS
                                                 COMMON SHARES    STOCK AMOUNT        CAPITAL        (DEFICIT)         TOTAL
                                                 -------------    ------------     ------------    ------------     ------------

Balance at March 31, 1998                           1,936,755     $     19,368     $  4,783,344    $  3,085,457     $  7,888,169

     Net income                                                                                       1,533,341        1,533,341
     Stock options exercised                              250                3              997                            1,000
                                                 ------------     ------------     ------------    ------------     ------------

 Balance at March 31, 1999                          1,937,005           19,371        4,784,341       4,618,798        9,422,510
                                                 ------------     ------------     ------------    ------------     ------------

     Net loss                                                                                          (535,451)        (535,451)
     Stock options exercised                              500                5            1,995                            2,000
                                                 ------------     ------------     ------------    ------------     ------------

 Balance at March 31, 2000                          1,937,505           19,376        4,786,336       4,083,347        8,889,059
                                                 ------------     ------------     ------------    ------------     ------------

     Net loss                                                                                        (4,244,526)      (4,244,526)
                                                 ------------     ------------     ------------    ------------     ------------

 Balance at March 31, 2001                          1,937,505     $     19,376     $  4,786,336    $   (161,179)    $  4,644,533
                                                 ============     ============     ============    ============     ============



           The accompanying notes are an integral part of the consolidated financial statements.

                              RVM INDUSTRIES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     FOR THE YEARS ENDED MARCH 31
                                                                           -------------------------------------------------

                                                                                2001              2000             1999
                                                                           -------------     -------------     -------------
Cash flows from operating activities:
   Net income (loss) ..................................................    $  (4,244,526)    $    (535,451)    $   1,533,341
   Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
     Depreciation and amortization ....................................        2,291,165         2,390,250         2,043,173
     Impairment of machinery and equipment ............................         (324,499)        2,573,016                 0
     Deferred income taxes ............................................           15,900          (877,900)          596,700
     Increase (decrease) in allowance for doubtful
       accounts .......................................................           (2,801)           21,000            20,000
     (Gain) loss on disposition of property, plant and
       equipment ......................................................          195,051           117,218          (119,237)
   Increase (decrease) in cash from changes in:
     Receivables --trade ..............................................        5,014,446          (888,852)          132,511
                 --related party ......................................           81,348             8,714            65,537
     Inventories ......................................................        4,006,550        (4,197,722)          698,360
     Other assets .....................................................         (123,555)          (55,119)          (46,542)
     Accounts payable --trade .........................................          795,163           915,451        (2,185,414)
                      --related parties ...............................          (36,009)          121,101           107,245
     Accrued expenses and other current liabilities ...................       (1,793,383)          995,736           566,044
                                                                           -------------     -------------     -------------

     Net cash provided by operating activities ........................        5,874,850           587,442         3,411,718
                                                                           -------------     -------------     -------------

Cash flows from investing activities:
   Capital expenditures ...............................................       (2,072,676)       (3,038,351)       (6,618,179)
   Acquisition of business assets .....................................                0        (1,265,000)
   Proceeds from sale of property, plant
     and equipment ....................................................          946,338            18,000           628,310
   Investment of proceeds from long-term debt with trustees
     and income earned on investment of proceeds ......................           (8,034)          (13,295)          (64,507)
   Sale of investments and release of funds held
     by trustees ......................................................          235,835           321,077         1,806,859
                                                                           -------------     -------------     -------------

     Net cash used in investing activities ............................         (898,537)       (3,977,569)       (4,247,517)
                                                                           -------------     -------------     -------------

Cash flows from financing activities:
   Payments on long-term debt .........................................       (2,200,907)       (1,735,830)       (1,379,442)
   (Payments on) proceeds from notes payable--bank, net ...............       (3,369,671)        4,171,948          (342,327)
   Proceeds from (payments on) notes payable to related
     parties ..........................................................          909,258          (226,200)         (516,200)
   Proceeds from long-term debt, net of issuance costs ................                0         1,642,841         2,555,130
   Proceeds from stock options exercised ..............................                0             2,000             1,000
                                                                           -------------     -------------     -------------

     Net cash (used in) provided by financing activities ..............       (4,661,320)        3,854,759           318,161
                                                                           -------------     -------------     -------------

Net increase (decrease) in cash and cash equivalents ..................          314,993           464,632          (517,638)
Cash and cash equivalents at beginning of year ........................          793,122           328,490           846,128
                                                                           -------------     -------------     -------------
Cash and cash equivalents at end of year ..............................    $   1,108,115     $     793,122     $     328,490
                                                                           =============     =============     =============

           The accompanying notes are an integral part of the consolidated financial statements.

                              RVM INDUSTRIES, INC.

                                 MARCH 31, 2001
                                   ----------

1.     Description of Business and Summary of Significant Accounting Policies:
       ----------------------------------------------------------------------

          Description of Business:
          -----------------------

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

          Albex manufactures and sells custom and standard aluminum extruded products to manufacturers, fabricators, and distributors in the transportation, building and construction, consumer durables, and other markets located mainly in the Midwestern portion of the U.S. Albex operates a production facility located in Canton, Ohio. Albex began production of aluminum billet in 1998 for its own use and for customers. During the year the aluminum billet market suffered a dramatic drop in demand. Coupled with the significant decrease on Ravens orders, Albex suspended production at the Cast House in November 2000 until the overall market improves to historical levels.

          SABI manufactures and sells aluminum blank and finished traffic control signs to fabricators, distributors, and governmental agencies located throughout the U.S. but primarily east of the Mississippi River. Its production facility is in Akron, Ohio.

          Principles of Consolidation:
          ----------------------------

          The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All inter-company transactions and balances have been eliminated in consolidation.

          Fiscal Year:
          -----------

          The fiscal year of RVM ends on March 31. References to 2001, 2000, and 1999 are for the years ended March 31, 2001, 2000, and 1999 respectively

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

                              RVM INDUSTRIES, INC.

                                 MARCH 31, 2001
                                   ----------

1.     Description of Business and Summary of Significant Accounting Policies,
       -----------------------------------------------------------------------
       Continued:
       ----------

          Cash Equivalents:
          -----------------

          The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents

          Inventories:
          ------------

          Inventories are valued at the lower of cost or market. The cost of approximately 67% and 61% of the inventories at 2001 and 2000, respectively, was determined under the last-in, first-out (LIFO) method with the cost of the remainder of the inventories determined under the first-in, first-out (FIFO) and weighted average methods of valuation.

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

                    Buildings and improvements                 31.5 to 40 years
                    Machinery and equipment                       3 to 20 years
                    Office equipment                              5 to 10 years
                    Vehicles                                       3 to 5 years

           The carrying value of property, plant and equipment is evaluated if circumstances indicate a possible impairment in value. If undiscounted cash flows over the remaining depreciation period indicate the property, plant and impairment may not be recoverable, the carrying value will be reduced by the estimated shortfall of the cash flows on a discounted basis.

          Debt Discount and Expense:
          -------------------------

          Debt discount and expense are amortized on a straight-line basis, which does not differ materially from the interest method, by charges to expense over periods from date of issue to date of maturity.

                              RVM INDUSTRIES, INC.

                                 MARCH 31, 2001
                                   ----------

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

          Shipping and Handling:
          ---------------------

          Shipping and handling costs are reflected in costs of sales.

          Advertising Costs:
          -----------------

          Costs incurred for producing and communicating advertising are expensed when incurred.

          Advertising costs included in selling, general and administrative expense were $183,402, $297,596, $220,790 in 2001, 2000, and 1999, respectively.

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

                              RVM INDUSTRIES, INC.

                                 MARCH 31, 2001
                                   ----------

1.     Description of Business and Summary of Significant Accounting Policies,
       ----------------------------------------------------------------------
       Continued:
       ----------

          Earnings Per Share:
          ------------------

          Basic earnings per share is based on net income divided by the weighted average number of common shares outstanding. Diluted earnings per share reflect the potential dilution that could occur if all options or contracts to issue common stock were exercised or converted. Weighted average number of common shares outstanding was 1,937,505, 1,937,498 and 1,936,756 in 2001, 2000 and 1999,
          respectively. Basic earnings per share for the Company is the same as diluted earnings per share.

          Recent Accounting Pronouncements:
          --------------------------------

          In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, which is required to be adopted in years beginning after June 15, 2000. Management does not anticipate that the adoption of the new Statement will have a significant effect on earnings or the financial position of the Company.

2.     Going Concern of the Company:
       ----------------------------

       As of March 31, 2001, the Company was in violation of financial covenants related to FirstMerit Bank, N.A. debt in the total amount of $19,157,773. The current default renders the debt callable and as a result, the debt has been classified as a current liability on the balance sheet. In addition, the company was in default of other long term debt resulting from this default on the FirstMerit letter of credit. This debt amounted to $3,941,727 and has also been classified as a current liability on the balance sheet. These conditions raise substantial doubt as to the Company's ability to continue as a going concern.

       The Company has not been successful in obtaining replacement financing. There are a number of options available to the Company, including but not limited to, obtaining additional capital or long-term debt, selling assets, or restructuring the debt. The Company has retained financial and legal counsel to assist the Company throughout the process. There can be no assurance that the Company will be successful in such efforts nor satisfying the debt if called.

3.     Acquisitions:
       ------------

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

                              RVM INDUSTRIES, INC.

                                 MARCH 31, 2001
                                   ----------


3.     Acquisitions, Continued:
       -------------

       The purchase price of the Albex and SABI shares was to be equal to seven times the average earnings of Albex and SABI, computed for each company, before interest, taxes plus depreciation and amortization and less capital expenditures for the fiscal years ending March 31, 1999 and March 31, 2000, less all interest bearing debt, all determined in accordance with generally accepted accounting principles (Albex and SABI Purchase Prices). On March 30, 2000, the parties agreed to amend the purchase agreement to change the calculation of the purchase price from each company separately to the combined average earnings of both companies as originally defined. Due to the loss at Albex exceeding the earnings at SABI, RVM is not required to pay a dividend to Jacob Pollock for the purchase of Albex and SABI.

       On April 8, 1999, RVM acquired the assets and inventory of a steel trailer manufacturing plant in Knox, Indiana, for approximately $1.2 million, which was recorded using the purchase method of accounting. The plant produces a steel trailer product line that enhances the current product line and is sold through the Ravens distribution network.


4.     Inventories:
       -----------

       March 31                         2001                       2000
                                  -----------------           ----------------

         Raw materials             $     4,749,949            $     9,867,007
         Work in process                 2,121,205                  2,291,961
         Finished goods                  4,682,926                  3,401,663
                                  -----------------           ----------------

                                   $    11,554,080            $    15,560,631
                                  =================           ================

       The reserve to reduce the carrying value of inventories from current cost to the LIFO basis amounted to approximately $1,911,000, and $2,066,000 at March 31, 2001 and 2000, respectively.

                              RVM INDUSTRIES, INC.

                                 MARCH 31, 2001
                                   ----------

5.     Property, Plant and Equipment:
       -----------------------------

       March 31                                                                     2001                        2000
                                                                              ------------------          ------------------

         Buildings and improvements                                            $    11,215,975             $    10,885,304
         Machinery and equipment                                                    20,887,802                  19,845,494
         Office equipment                                                            1,806,349                   1,782,574
         Vehicles                                                                      875,294                     862,536
         Construction in progress                                                      794,670                     589,524
                                                                              ------------------          ------------------

                                                                                    35,580,090                  33,965,432

         Less accumulation depreciation and amortization                            12,587,402                  10,557,119
                                                                              ------------------          ------------------

                                                                                    22,992,688                  23,408,313
         Land                                                                          329,212                     329,212
                                                                              ------------------          ------------------

                                                                               $    23,321,900             $    23,737,525
                                                                              ==================          ==================

       Approximately $730,000, $1,460,000, and $2,800,000 of capital expenditures were incurred in 2001, 2000, and 1999, respectively, for a new production facility and casting house in Canton, Ohio. These capital expenditures include capitalized interest of $22,939, $13,718, and $35,734 in 2001, 2000, and 1999, respectively.

       Approximately $27,000, $460,000, and $2,642,000, of capital expenditures were incurred in 2001, 2000, and 1999, respectively, for a new production facility in Kent, Ohio. These capital expenditures include capitalized interest expense net of capitalized interest income of $0, $14,486, and $113,426, in 2001, 2000, and 1999, respectively.

                              RVM INDUSTRIES, INC.

                                 MARCH 31, 2001
                                   ----------



6.     Long-term Debt in Default:
       -------------------------

       On September 30, 1999, the Company amended its line of credit agreement with FirstMerit Bank, N.A. (FM). The agreement provides for borrowings up to $20,000,000 based on eligible accounts receivable and inventories expiring on August 31, 2001. Interest is at FM's prime rate (7.25% and 8.75% at March 31, 2001 and 2000, respectively) minus 1/4%. The agreement is collateralized by accounts receivable, inventory, equipment, cash, intangibles and certain real estate. There are covenants relating to the payment of dividends, acquiring treasury stock, the creation of additional indebtedness, minimum tangible net worth, and cash flow coverage. The Company was not in compliance with the cash flow coverage for both years ending March 31, 2001 and 2000 and the minimum net worth covenant for the year ended March 31, 2001. The Company is in default of the loans and FM has not recalled the note (See Note 2). The Company could have borrowed approximately $927,856 more than the amount owed FM at March 31, 2001. The Company owed $14,039,750 and $17,409,421 under this agreement at March 31, 2001 and 2000, respectively.

       On September 30, 1997, the Company and FM entered into a $5,000,000 fixed asset term loan agreement for the financing of certain existing and to be acquired fixed assets. Interest is at FM's prime rate. Repayment terms are interest only for two years and principal plus interest for seven years. The Company owed $3,988,075 under this agreement at March 31, 2001. This note is also in default because the Company is not in compliance with two of the loan's covenants.

       Jacob Pollock provided a $2,500,000 personal guarantee on the above loan agreements.

       On April 8, 1999, the Company entered into a long-term note with FM for $1,100,000 which was amended on September 30, 1999 to increase the note to $1,614,200. The funds were used by Ravens to purchase the Knox facility assets and to purchase additional capital equipment. The note is payable on a monthly installment through September 30, 2004 plus interest at the lender's prime rate. The Company owed $1,129,948 under this agreement on March 31, 2001. This note is also in default because the Company is not in compliance with two of the loan's covenants.

       As a result of the FM debt being in default, a letter of credit from FM and other long term debt amounting to $3,941,727 was in default as of March 31, 2001. This debt has been classified as a current liability on the balance sheet (see Note 7).

                              RVM INDUSTRIES, INC.

                                 MARCH 31, 2001
                                   ----------


7.     Financial Obligations:
       ---------------------

       March 31                                                                     2001                        2000
                                                                             -------------------          ------------------

         Line of credit agreement (see Note 6)                                    $14,039,750                  $17,409,421

         City of Kent, Ohio (a)                                                     2,650,000                    3,100,000

         Department of Development of the State of Ohio (b)                           726,727                    1,125,208

         State of Ohio Economic Development Revenue Bonds (c)                         565,000                      910,000

         Fixed asset term loan agreement (see Note 6)                               3,988,075                    4,642,850

         7% subordinated debentures, payable in 2004, net of unamortized
           discount of $30,301 and $37,689                                            414,633                      410,199

         Knox Acquisition Note Payable (see Note 6)                                 1,129,948                    1,452,796

         Other                                                                         22,881                       57,118
                                                                             -------------------          ------------------
                                                                                   23,537,014                   29,107,592

         Debt in default                                                           23,099,500                            0
                                                                             -------------------          ------------------
                                                                                      437,514                   29,107,592

         Less current portion                                                           6,150                    2,264,855
                                                                             -------------------          ------------------

                                                                                  $   431,364                  $26,842,737
                                                                             ===================          ==================

(a) City of Kent, Ohio Variable Rate Demand Industrial Development Revenue Bonds due in annual principal payments of $500,000 in 2002 through 2005, $150,000 in 2006 through 2008, and $100,000 in 2009 and 2010. Interest is payable monthly and the rate varies weekly (3.8% and 4.985% at March 31, 2001 and 2000, respectively). Payment to bondholders is guaranteed by a letter of credit in an amount equal to outstanding principal plus specified interest ($2,702,274 at March 31, 2001) expiring December 15, 2001, issued by FirstMerit Bank, N.A. at a rate of 1% per annum and collateralized by all equipment owned by Ravens and by the real estate at the Kent facility and cross-collateralized with the lines of credit described in Note 6. Proceeds from the loan agreement are held by a trustee and released to Ravens for approved capital expenditures at the Kent facility. $0 and $227,801 held by the trustee at March 31, 2001 and 2000 respectively, were invested in short-term commercial paper and a money market fund. This debt is in default due to the acceleration of payment required by the FirstMerit debt obligations.

                              RVM INDUSTRIES, INC.

                                 MARCH 31, 2001
                                   ----------


7.     Financial Obligations (Continued):
       ---------------------

       (b) Chapter 166 Direct Loan payable to the Department of Development of the State of Ohio, due in monthly installments of $35,566 including interest at 3.0%. The loan matures December 2002 and is collateralized by substantially all machinery and equipment of Albex, the corporate guarantees of Ravens and SABI, and the personal guarantees of Jacob Pollock, Richard D. Pollock and Gertrude Pollock, the wife of Jacob Pollock. This debt is in default due to the acceleration of payment required by the FirstMerit debt obligations.

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

       Maturities for long-term debt are:

                              Debt Listed          Albex and SABI
                                 Above                Notes (1)              Total
                           -----------------     ------------------    ------------------

       2002                $    23,105,650       $       700,000       $    23,805,650
       2003                          6,150               768,749               774,899
       2004                          6,150               807,970               814,120
       2005                        419,064               699,226             1,118,290
       2006                              0               717,279               717,279
       Thereafter                        0               303,084               303,084
                           -----------------     ------------------    ------------------

                            $   23,537,014       $     3,996,308       $    27,533,322
                           =================     ==================    ==================


(1) See Note 12.

                              RVM INDUSTRIES, INC.

                                 MARCH 31, 2001
                                   ----------


8.     Commitments and Contingent Liabilities:
       --------------------------------------

       At March 31, 2001 and 2000, Ravens was contingently liable as guarantor on certain sales contracts of customers in the amount of approximately $406,000 and $511,000, respectively, which are collateralized by the units sold. No reserve for losses has been provided because Ravens has incurred an insignificant amount of losses related to guaranteed sales contracts which generally have maturities less than five years. Ravens guarantees 10-20% of the outstanding balance owed to the finance company by the customers. Ravens recognizes revenue at the time the trailers are sold.

       During March 2000, Ravens sold aluminum flatbed trailers to a customer. The Company guaranteed a portion of the financing for the customer. In March 2001, the customer filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code. The financing company demanded the amount owed by the customer on the note of $912,000. The customer has made all interest and principal payments since filing for bankruptcy and intends on continuing making payments, accordingly, the Company has not agreed to assume any liability of the note. It is too early to determine the probability of an unfavorable outcome on this claim however; if the claim is unfavorable the Company has the right to take possession of the trailers.

       The Company, Albex and an unrelated party are defendants in a wrongful death and employer intentional tort claim. The defendants and their insurance companies with the plaintiff are interested in settling the claim for a reasonable amount. In cases like this where there are many underlying facts that are disputed it is difficult to predict a favorable or unfavorable outcome. If the plaintiff prevails against the Company, liability is significant as the jury will have broad discretion to fix the amount of damages it awards for both compensatory and punitive damages. The Company believes in the strength of its defense and intends to assert them if a trial is necessary. The Company also believes any settlement is within the limits of its insurance policies.

       The Company is also involved in other claims and litigation arising in the ordinary course of business. Management believes that the outcome of such claims will not have a material adverse effect on the Company's financial position and results of operations and cash flows.

9.     Income Taxes:
       ------------

       The provision (benefit) for income taxes consists of the following:

                                                   2001                    2000                    1999
                                             -----------------       -----------------       ------------------

          Current:
              Federal                         $   (1,020,252)         $      617,071          $      401,867
              State                                                          (24,000)                 33,683
                                             -----------------       -----------------       ------------------
                                                  (1,020,252)                593,071                 435,550

          Deferred                                    15,900                (877,900)                596,700
                                             -----------------       -----------------       ------------------

                                              $   (1,004,352)         $     (284,829)         $    1,032,250
                                             =================       =================       ==================


                              RVM INDUSTRIES, INC.

                                 MARCH 31, 2001
                                   ----------




9.     Income Taxes, Continued:
       ------------

       The sources of temporary differences which make up the deferred tax balances are as follows:

        March 31                                                          2001                    2000
                                                                   -------------------      ------------------

        Deferred income tax assets:
           Warranty accruals                                       $        301,500         $        406,900
           Vacation                                                          62,400                   80,300
           Deferred interest and amortization of premium or
              discount on debt                                              271,300                   93,000
           Allowance for doubtful accounts                                   42,600                   40,600
           Inventory                                                        175,000                  310,000
           NOL carry forward                                              1,936,600                   49,000
           Other non-deductible accruals                                    134,200                  375,000
                                                                   -------------------      ------------------

                   Total deferred tax assets                              2,923,600                1,354,800

        Deferred tax liabilities:
           Depreciable property                                          (2,026,900)              (1,300,000)
           Pension                                                          (15,200)                 (16,400)
           Other                                                            (23,500)                 (22,500)
                                                                   -------------------      ------------------

                   Total deferred tax liabilities                        (2,065,600)              (1,338,900)
                                                                   -------------------      ------------------

        Net deferred tax asset                                              858,000

        Deferred tax valuation allowance                                   (858,000)
                                                                   -------------------

        Net deferred income taxes                                  $              0         $         15,900
                                                                   ===================      ==================

       At March 31, 2001, the Company had available net operating loss carryforwards of approximately $5,696,000 for federal income tax purposes, which are subject to limitations based on the Companies' ability to generate future taxable income. These loss carryforwards expire in years through 2021.

       As there is not assurance of future income, a 100% valuation allowance in 2001 has been established against the Company's net deferred tax assets. The Company will continue to evaluate the necessity for such valuation allowance in the future.

                              RVM INDUSTRIES, INC.

                                 MARCH 31, 2001
                                   ----------



9.     Income Taxes, Continued:
       ------------

       A reconciliation of the federal statutory income tax rate to the effective rate follows:

                                                     2001                           2000                         1999
                                          ----------------------------   ---------------------------  ----------------------------
                                              Amount        Percent         Amount        Percent        Amount         Percent
                                          ---------------  -----------   -------------  ------------  -------------   ------------

       Statutory amount and rate          $ (1,784,600)         (34%)    $   (278,895)     (34.0)%    $    872,301        34.0%
       Effect of:
          State taxes (net of
             utilization of tax loss           (95,900)        (1.8)          (15,800)      (1.9)           99,538         3.9
             carryforwards)
          Change in valuation allowance
                                               858,000         16.3                                              0         0.0
          Non-deductible expenses               21,500           .4            14,100        1.7            11,014         0.4
          Other                                 (3,352)         0.0            (4,234)      (0.5)           49,397         1.9
                                          ---------------  -----------   -------------  ------------  -------------   ------------

                                          $ (1,004,352)       (19.1%)    $   (284,829)     (34.7)%    $  1,032,250        40.2%
                                          ===============  ===========   =============  ============  =============   ============

10.    Retirement Plans:
       ----------------

       RVM has defined contribution plans covering salaried and non-union hourly employees of the Company. The purpose of the plans is to provide financial security during retirement by providing employees with an incentive to make regular savings. Contributions of participating employees are matched on the basis of the percentages specified in the respective plans. The cost of such employer contributions was $133,071, $181,557 and $94,669 for 2001, 2000 and 1999, respectively.

       SABI participates in the GMP and Employers Pension Fund, a multi-employer defined benefit pension plan, that covers all of its hourly bargaining unit employees. Pension expense under this plan amounted to $20,280, $18,733, and $20,002, in 2001, 2000 and 1999, respectively. These contributions are determined in accordance with the provisions of a negotiated labor contract and generally are based on the amount of wages earned. Information as to SABI's portion of the accumulated plan benefits, plan net assets and unfunded vested benefits, if any, is not determinable.

       Ravens has a defined benefit pension plan covering approximately 24 hourly employees at its service facility in Dover, Ohio. The plan provides benefits of specified amounts for each year of service. Plan assets at fair value exceeded the projected benefit obligation at March 31, 2001 and 2000, and prepaid pension cost recognized in the balance sheet amounted to $65,925 and $43,491, respectively. Net pension (income) cost for this plan was $(20,141), $10,186, and $11,751 for 2001, 2000,and
       1999 respectively.

                              RVM INDUSTRIES, INC.

                                 MARCH 31, 2001
                                   ----------



11.    Lease Commitments:
       -----------------

       The Company leases certain of its office and manufacturing facilities as well as machinery and equipment under various leasing arrangements. The future minimum lease payments from continuing operations, by year and in the aggregate, under noncancelable operating leases with initial or remaining noncancelable lease terms in excess of one year, consisted of the following at March 31, 2001:


                                                              Noncancelable
                                                             Operating Leases
                                                          ----------------------
                2002.....................................        $  452,672
                2003.....................................           437,563
                2004.....................................           355,163
                2005.....................................           274,687
                2006.....................................           186,614
                Thereafter...............................           506,100
                                                          ----------------------
      Total minimum payments..............................       $2,212,799
                                                          ======================

       Rent expense was approximately $322,000, $317,000,and $219,000 in 2001, 2000, and 1999, respectively.

12.    Related Party Transactions:
       --------------------------

       Albex is the obligor on a note payable to Jacob Pollock in the principal amount of $2,900,000 (Albex Note). SABI is the obligor on a note payable to J. Pollock & Company, and assigned to Jacob Pollock in the principal amount of $1,131,000 (SABI Note).

       The Notes require payment over a five-year term, with interest thereon, at the rate of seven percent (7%) annum, accruing from and after April 1, 1997.

       The Albex note payable balance due to Mr. Pollock was $2,465,000 at March 31, 2000 and Mr. Pollock advanced the company $303,508 during the year. At March 31, 2001, the Albex note payable to Mr. Pollock was $2,768,508 and for interest owed but not paid was $441,998.

       The SABI note payable to Mr. Pollock was $527,800 on both September 1, 2000 and March 31, 2001. Interest owed but not paid was $21,560 on March 31, 2001.

       On October 1, 2000 the notes were amended to increase the principles for additional amounts loaned to the Company and to forgive interest owed on both notes through December 31, 2001. Total interest forgiven by Mr. Pollock was $389,000. On March 31, 2001, the notes were amended to reinstate interest previously forgiven of $389,000 and the expense was recorded in the fourth quarter. The October 1, 2000 amendments to the notes also included changes in interest and principle payment terms.

                              RVM INDUSTRIES, INC.

                                 MARCH 31, 2001
                                   ----------

12.    Related Party Transactions, Continued:
       --------------------------

       The Albex note requires interest only payments on the unpaid balance of the Note beginning May 1, 1997 through December 1, 1997; interest and principal payments from January 1, 1998 to September 31, 1998; interest will be accrued but not paid and no principal payments will be made from October 1, 1998 to March 31, 2002. Principal and interest owed at March 31, 2002 will be paid over the next 60 months with an interest rate of 7% per annum.

       All interest and principle payments on the SABI note as of September 1, 2000 to March 31, 2002 were suspended. Interest will be accrued but not paid. Principal and interest owed at March 31, 2002 will be paid over the next 60 months with an interest rate of 7% per annum.

       On February 1, 2001 Albex entered into a Cognovit Demand Promissory Note with Mr. Jacob Pollock. Interest will be accrued at a rate of 7% per annum and interest and principle is payable on demand.

       Payments with respect to these Notes are subordinated to the repayment of substantially all other notes payable and long-term debt.

       J. Pollock & Company, wholly owned by Jacob Pollock and was dissolved on March 15, 2000; purchases materials and provides or contracts for certain administrative services for the Company and charges the Company at its cost. Such transactions totaled $0, $343,420, and $10,171 in 2001, 2000, and 1999 respectively.

       The Company leases office and manufacturing space from a corporation in which Richard Pollock and Bruce Pollock are shareholders. The lease was extended one year to December 31, 2001 at a monthly base rent of $9,300 with annual increases determined by the change in the Consumer Price Index, plus the Company's share of utilities, real estate taxes, insurance, and property maintenance. The Company paid approximately $128,539 $129,000, and $139,000 in 2001, 2000, and 1999, respectively.
       Richard Pollock and Bruce Pollock are sons of Jacob Pollock.

       Since September 1, 2000, the Company has leased office space from 753 W. Waterloo Rd. Limited Partnership, of which Jacob Pollock and his wife are partners. The lease is for three years expiring August 31, 2003 at a monthly base rent of $5,500 plus the Company's share of utilities, real estate taxes, insurance, and property maintenance. The Company paid $82,446, $83,882,and $85,805 in 2001, 2000, and 1999, respectively.

       The Company purchased aluminum materials from The Aluminum Warehouse, Inc., owned by Richard D. Pollock Living Trust U/A/D 8/2/94 and Richard
       D. Pollock Irrevocable Trust U/A/D 1/4/94, totaling $103,076, $117,906, and $91,560 in 2001, 2000,and 1999, respectively. The Company sold aluminum extrusions to The Aluminum Warehouse, Inc. totaling $220,880, $536,529 and $853,747 in 2001, 2000, and 1999, respectively. $20,836,
       $147,826,and $157,121 was receivable at March 31, 2001, 2000, and 1999, respectively.

                              RVM INDUSTRIES, INC.

                                 MARCH 31, 2001
                                   ----------


12.    Related Party Transactions, Continued:
       --------------------------

       The Company hired temporary personnel from Flex-Team Incorporated, wholly owned by the Jacob Pollock Irrevocable Trust. Amounts paid by the Company totaled $88,570, $378,090,and $516,485 in 2001, 2000, and 1999,
       respectively. $75,607, $30,324,and $93,514 was owed at March 31, 2001,
       2000, and 1999, respectively.

       See Note 3 regarding acquisitions from and notes payable to related parties.

       Management believes that the terms of the above transactions are comparable to those which would have been obtainable from unaffiliated sources.

13.    Stock Options:
       -------------

       RVM's 1993 Stock Option Plan (Plan) provides for the granting of options to acquire up to 150,000 shares of the Company's common stock. The Plan authorizes the granting of incentive stock options to employees of the Company and nonqualified stock options to employees, officers and directors, whether or not on the Company's payroll or otherwise paid for services. The Plan provides that the option price shall not be less than 100% of the current market price of the stock on the date of the grant, that the option is exercisable when granted, and that the term of the option shall be fixed at the date of the grant and shall not exceed ten years. The Plan terminates on July 7, 2003. At March 31, 2001, there were 107,979 shares available to be optioned under the Plan. The Company has selected the disclosure-only option of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123). In accordance with SFAS 123, RVM accounts for its Stock Option Plan in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and related Interpretations. Under APB 25, because the exercise price of the Company's employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized.

       A summary of the Company's stock option activity and related information for the years ended March 31 follows:


                                                       2001                        2000                        1999
                                          ----------------------------- -------------------------  ---------------------------
                                                       Weighted-Average          Weighted-Average             Weighted-Average
                                                          Exercise                    Exercise                   Exercise
                                            Options        Price          Options       Price        Options       Price
                                          -----------  -----------      ----------- -------------  -----------  -----------

       Outstanding at beginning of year      32,021      $ 12.15         39,271       $ 10.65        39,521        $ 10.60
       Granted                                                                0                           0
       Exercised                                                           (500)         4.00          (250)          4.00
       Forfeited or cancelled               (12,405)       12.00         (6,750)         4.00             0
                                             ------                       -----                      ------
       Outstanding and exercisable at
         end of year
                                             19,616      $ 12.24         32,021       $ 12.15        39,271        $ 10.65
                                             ======      =======         ======       =======        ======        =======

                              RVM INDUSTRIES, INC.

                                 MARCH 31, 2001
                                   ----------


13.    Stock Options, Continued:
       -------------

       The following table summarizes information about the Company's stock options outstanding at March 31, 2001:

                                                                            Weighted-Average            Weighted-Average
                                    Options                Options             Exercise              Remaining Contractual
           Grant Date             Outstanding            Exercisable             Price                    Life(Years)
           ----------             -----------            -----------         --------------          ----------------------

              1998                   19,616                19,616                 $12.24                      2

14.    Concentrations:
       --------------

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

15.    Fair Value of Financial Instruments:
       -----------------------------------

       The carrying amounts reported in the balance sheets for cash and cash equivalents, accounts receivable, funds held by trustee for capital expenditures, note payable, long term debt and accounts payable approximate their fair market values.

16.    Impairment of Machinery & Equipment:
       -----------------------------------

       During the fourth quarter of 2000, the Company reviewed its assets at Albex and determined that certain assets would no longer be used in the business. These assets consisted primarily of certain machinery and equipment. Albex originally purchased specific equipment for use to produce aluminum billet in the Cast House operation. The Company had identified equipment with a net book value of approximately $3,217,000 that will not be required and was removed from service in the fourth quarter of fiscal year 2000. The equipment had an estimated net realizable value (sale of the assets less all cost associated with the sale and removal of the assets) of approximately $644,000. The Company recognized a $2,573,016 ($1,698,188 net of tax) impairment charge related to the machinery and equipment. The equipment removed from service was either unreliable and was more expensive to operate or added cost to the manufacturing process. The Albex extrusion business was adversely affected by the unreliable supply of billet from the Cast House. As a result of an extensive review by management of the Cast House operation, the Company installed new production equipment that reduced operating cost and was more reliable than the equipment replaced. The new equipment eliminated other manufacturing processes previously required and the machinery used in those processes was retired. The equipment was installed in the third quarter and started operations in the fourth quarter of 2000.

                              RVM INDUSTRIES, INC.

                                 MARCH 31, 2001
                                   ----------

16.    Impairment of Machinery & Equipment, Continued:
       -----------------------------------

       During 2001, Assets Held for Sale of $553,001 were sold for $877,500, which resulted in a gain on the sale of $324,499. Approximately $90,000 of equipment remains to be sold in 2002.

       As planned in 2001, the gas furnaces in the cast house increased the reliability of the volume output and reduced the operating cost. However, a world wide surplus of aluminum billet eliminated the potential of selling the excess aluminum billet capacity to outside customers. In addition, Albex's lower extrusion sales also reduced the demand for billet from the cast house. The cast house production was suspended in November 2000.

17.    Supplemental Cash Flow Information:
       ----------------------------------

       (A) Cash payments for interest (net of amounts capitalized):
           2001--$2,225,503; 2000--$1,900,221; and 1999--$1,844,181.

       (B) Cash payments for income taxes: 2001--$217,296; 2000--$336,436 and
           1999--$174,563.

                             RVM INDUSTRIES, INC.

                                 MARCH 31, 2001
                                   ----------

18.    Business Segments:
       -----------------

       Each of RVM's subsidiaries operates in one business segment. See Note 1 for a description of the segments. The Company's three reportable business segments are managed separately based on fundamental differences in their operations. Intersegment sales generally are priced at prevailing market prices.

                   2001                            RAVENS           ALBEX             SABI         ELIMINATIONS      CONSOLIDATION
-------------------------------------------     -------------    ------------     -------------    --------------    --------------

Sales to customers .......................     $ 34,986,971      $ 17,425,597      $  9,457,015      $                 $ 61,869,583
Intersegment sales .......................                          3,744,981                          (3,744,981)                0
                                               ------------      ------------      ------------      ------------      ------------

     Net sales ...........................     $ 34,986,971      $ 21,170,578      $  9,457,015      $ (3,744,981)     $ 61,869,583
                                               ============      ============      ============      ============      ============

Income (loss) from operations ............     $   (217,159)     $ (2,362,054)     $    (37,416)     $     39,427      $ (2,577,202)
Depreciation and amortization ............          882,805         1,189,585           218,775                           2,291,165
Capital expenditures .....................          193,610         1,801,776            77,290                           2,072,676
Assets ...................................       23,133,303        20,064,357         3,089,780        (2,584,837)       43,702,603

                    2000
-------------------------------------------

Sales to customers .......................     $ 57,209,348      $ 24,785,266      $  9,991,880      $          0      $ 91,986,494
Intersegment sales .......................                0         6,759,734               327        (6,760,061)                0
                                               ------------      ------------      ------------      ------------      ------------

     Net sales ...........................     $ 57,209,348      $ 31,545,000      $  9,992,207      $ (6,760,061)     $ 91,986,494
                                               ============      ============      ============      ============      ============

Income (loss) from operations ............     $  4,775,309      $ (3,692,472)     $    219,342      $      6,173      $  1,308,254
Depreciation and amortization ............          834,600         1,377,658           177,992                 0         2,390,250
Capital expenditures .....................        1,369,681         1,459,947           208,723                 0         3,038,351
Assets ...................................       29,114,545        22,673,326         3,647,134        (1,703,297)       53,731,708

                     1999
-------------------------------------------

Sales to customers .......................     $ 50,814,218      $ 21,068,053      $ 11,152,760      $          0      $ 83,035,031
Intersegment sales .......................                0         6,228,173               461        (6,228,634)                0
                                               ------------      ------------      ------------      ------------      ------------

     Net sales ...........................     $ 50,814,218      $ 27,296,226      $ 11,153,221      $ (6,228,634)     $ 83,035,031
                                               ============      ============      ============      ============      ============

Income (loss) from operations ............     $  4,667,478      $ (1,031,313)     $    577,180      $      2,543      $  4,215,888
Depreciation and amortization ............          605,085         1,274,393           163,695                 0         2,043,173
Capital expenditures .....................        3,730,536         2,821,325            66,318                 0         6,618,179
Assets ...................................       23,228,234        22,868,738         3,381,966          (479,048)       48,999,890



19.    Subsequent Event (unaudited):
       ---------------------------

       RVM has agreed in principle with FM, to extend the line of credit and letter of credit until June 30, 2002. The long term debt with FM, the terms of the notes were also changed in principle and all covenant violations will be waived. The Company expects this agreement to be finalized in July 2001.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                for the years ended March 31, 2001, 2000 and 1999


              Column A                     Column B                   Column C                    Column D           Column E
-------------------------------------    -------------     --------------------------------    ----------------    --------------
                                                                      Additions
                                                           --------------------------------
                                          Balance at        Charged to        Charged to                            Balance at
                                          Beginning          Cost and            Other                             End of Period
            Description                   of Period          Expenses          Accounts         Deductions(A)
-------------------------------------    -------------     --------------    --------------    ----------------    --------------

Allowance for doubtful accounts

   Period ended:

     March 31, 2001                          $128,000          $109,826        $        0          $112,627            $125,199

     March 31, 2000                           107,000            70,398                 0            49,398             128,000

     March 31, 1999                            87,000            38,718                 0            18,718             107,000


         (A)       Uncollectible accounts written off.

                                           Balance at         Charge to                            Balance at
                                          Beginning of       Accrual and           Actual            End of
              Warranty                       Period            Expense            Expenses           Period
-------------------------------------    ---------------    ---------------    ---------------   ---------------

   Period ended:

     March 31, 2001                         $1,076,447       $   427,650         $  658,990       $   845,107
     March 31, 2000                            850,000         1,032,534            806,087         1,076,447
     March 31, 1999                            775,000         1,054,850            979,850           850,000


ITEM 9.     CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
            --------------------------------------------------------------
            FINANCIAL DISCLOSURE
            --------------------

             None.


                                    Part III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
             --------------------------------------------------

             The directors and executive officers of the Registrant are listed below:


       Name                            Age           Since                              Position
       ---------------------        ---------        ---------------------------        ------------------------------
       Jacob Pollock                   76            May 3, 1991                        Chairman of the Board, Chief
                                                     (term expires in 2002)             Executive Officer, and Treasurer


       Nicholas T. George              56            May 3, 1991                        Secretary and Director
                                                     (term expires in 2003)

       Richard D. Pollock              45            May 3, 1991                        President and Director
                                                     (term expires in 2001)

       C. Stephen Clegg                50            May 3, 1991                        Director
                                                     (term expires in 2001)

       Louis N. Strike                 54            September 9, 1998                  Director
                                                     (term expires in 2003)

       W. Patrick Warmington           47            October 1, 1999                    President of Ravens, Inc.


       James R. McCourt                52            June 28, 1999                      Chief Financial Officer


       All years in Item 10 refer to calendar years.

       Mr. Jacob Pollock has been Chairman of the Board of Directors, Chief Executive Officer, and Treasurer since May 3, 1991, the date he acquired controlling interest in the Company. He has been Chairman of the Board and President of J. Pollock & Company, a company principally engaged in the sale of aluminum, private investment, and consulting, since April 1989. He was Chief Executive Officer of Barmet Aluminum Corporation, an aluminum company, from 1949-1989. He serves as a Director of several nonpublic companies.

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

Section 16(a) Beneficial Ownership Reporting Compliance
-------------------------------------------------------

       Based solely upon a review of copies of Forms 3, 4 and 5 furnished to RVM during or with respect to the fiscal year ended March 31, 2001, RVM is not aware of any person subject to Section 16 of the Securities Exchange Act of 1934 with respect to RVM that failed to file on a timely basis reports required by Section 16(a) during the most recent fiscal year or prior fiscal years.

ITEM 11. EXECUTIVE COMPENSATION
         ----------------------

       The following table discloses compensation in excess of $100,000 awarded to, earned by or paid to any executive officer:

                                                     Fiscal                                                        All Other
            Name and Principal Position               Year                Salary              Bonus             Compensation (1)
       -------------------------------------    -----------------    ----------------    -----------------     ------------------

       Jacob Pollock                                  2001              $125,000            $        0             $        0
         Chief Executive Officer                      2000               129,808                     0                      0
                                                      1999               125,000                     0                      0

       Richard D. Pollock                             2001               193,000                     0                  4,825
         President                                    2000               203,776                     0                  5,011
                                                      1999               187,748                     0                  3,857

       W. Patrick Warmington                          2001               134,095                    0                   4,023
         President, Ravens, Inc.                      2000               128,071               10,400                   3,853


       James R. McCourt                               2001               136,267                    0                   3,406
         Chief Financial Officer

(1) Amount contributed to the named person's 401(k) plan account.

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

       The following table discloses information on options for the named executive officers:



                        Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values
-----------------------------------------------------------------------------------------------------------------------------
                                                                   Number of Securities               Value of Unexercised
                                                                  Underlying Unexercised            In-the-Money Options at
                                                               Options at March 31, 2001 (#)           March 31, 2001 ($)
                                                               -----------------------------    -----------------------------

                                   Shares
                                 Acquired on        Value
                Name            Exercise (#)      Realized      Exercisable    Unexercisable      Exercisable   Unexercisable
       ------------------------ -------------- --------------- -------------- ---------------   -------------- --------------

       Jacob Pollock                                                4,000             0               $0              $0
       Richard D. Pollock                                           4,625             0                0               0


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

                           By: Jacob Pollock, Chairman
                                C. Stephen Clegg

Performance Graph
-----------------

       The following line graph shows a comparison of cumulative total returns, assuming reinvestment of dividends, for a hypothetical investment of $100 made on March 31, 1996, in the common stock of RVM, the S&P 500, and an index of peer companies (peer group) selected by RVM. The peer group consists of the following companies: Dorsey Trailers, Inc., Featherlite Mfg., Inc., Miller Industries, Inc./TN, Wabash National Corp., Supreme Industries, Inc., Easco, Inc., International Aluminum Corporation, and Tredegar Industries, Inc.

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



                             RVM                S&P 500
                         Industries,        Composite Index           Peer
                             Inc.                                    Group
                        ----------------    -----------------    --------------

       3/31/96                100.00            100.00               100.00
       3/31/97                733.33            119.83               131.40
       3/31/98              1,599.98            177.34               179.48
       3/31/99                587.73            210.08               152.10
       3/31/00                620.41            247.77               136.32
       3/31/01                522.45            194.06                88.99

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         --------------------------------------------------------------

       The only owner of record or holder, to the knowledge of RVM as of June 1, 2001, of more than 5% of RVM's Common Stock is set forth in the following table:

       Title of            Name and Address of        Amount and Nature of        Percent of
        Class              Beneficial Owner           Beneficial Ownership           Class
-------------------      ----------------------      ----------------------      ------------

Common Stock             Jacob Pollock                  1,682,156 (1)(2)             86.82%
                         753 W. Waterloo Road
                         Akron, Ohio  44314

                         Richard D. Pollock               120,270 (3)(2)              6.21
                         753 W. Waterloo Road
                         Akron, Ohio  44314

      The following shows the ownership of RVM's Common Stock beneficially owned directly or indirectly by each director, and by all directors and officers of RVM as a group, as of June 1, 2000:


       Title of              Name and Address of          Amount and Nature of        Percent of
        Class                  Beneficial Owner           Beneficial Ownership           Class
-------------------      --------------------------      ----------------------      ------------

Common Stock              Jacob Pollock                       1,682,156 (1)(2)           86.82%
                          Nicholas T. George                     57,940(3)(4)             2.99
                          C. Stephen Clegg                          250(5)                0.01
                          Richard D. Pollock                    120,270 (3)(2)            6.21

                          All directors and officers          1,764,191                  91.05
                          as a group (6 persons)


       (1) Jacob Pollock has sole voting and investment power with respect to 1,643,421 shares.

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

       (5) C. Stephen Clegg has sole voting and investment power with respect to 250 shares.

       No preferred stock is currently outstanding.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         ----------------------------------------------

       J. Pollock & Company, wholly owned by Jacob Pollock was dissolved on March 15, 2000; purchases materials and provides or contracts for certain administrative services for the Company and charges the Company at its cost. Such transactions totaled $0, $343,420, and $10,171 in 2001, 2000, and 1999, respectively.

       The Company leases office and manufacturing space from a corporation in which Richard Pollock and Bruce Pollock are shareholders. The five year lease was extended one year to December 31, 2001, at a monthly base rent of $9,300 with annual increases determined by the change in the Consumer Price Index, plus the Company's share of utilities, real estate taxes, insurance, and property maintenance. The Company paid approximately $128,539, $129,000,and $139,000 in 2001, 2000, and 1999, respectively. Richard Pollock and Bruce Pollock are sons of Jacob Pollock.

       Since September 1, 2000 the Company has leased office space from 753 W. Waterloo Rd. Limited Partnership, of which Jacob Pollock and his wife are members. The lease is for three years expiring August 31, 2003 at a monthly base rent of $5,500 plus the Company's share of utilities, real estate taxes, insurance and property maintenance. The Company paid $82,446, $83,882, and $85,805 and in 2001, 2000, and 1999, respectively.

       The Company purchased aluminum materials from The Aluminum Warehouse, Inc., owned by Richard D. Pollock Living Trust U/A/D 8/2/94 and Richard D. Pollock Irrevocable Trust U/A/D 1/4/94, totaling $103,076, $117,906, and $91,560 in 2001 2000, and 1999, respectively. The Company sold aluminum extrusions to The Aluminum Warehouse, Inc. totaling $220,880, $536,529, and $853,747 in 2001, 2000, and 1999, respectively. $20,836, $147,826,and $157,121 was receivable at
March 31, 2001, 2000, and 1999 respectively.

       The Company hired temporary personnel from Flex-Team Incorporated, wholly owned by the Jacob Pollock Irrevocable Trust. Amounts paid by the Company totaled $88,570, $378,090, and $516,485 in 2001, 2000, and 1999, respectively.

       See Notes 3 and 12 to the consolidated financial statements regarding acquisitions from and notes payable to related parties. See Notes 6 and 7 to the consolidated financial statements regarding guarantees of certain debt of the Company by related parties.

       Management believes that the terms of the above transactions are comparable to those which would have been obtainable from unaffiliated sources.

                                                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)    List of documents filed as part of this report:                                                           Pages
                                                                                                               ---------

       (1)   Financial Statements:

             Report of Independent Auditors                                                                       18

             Consolidated Balance Sheets, March 31, 2001 and 2000                                                19-20

             Consolidated Statements of Operations for the years ended
                March 31, 2001, 2000 and 1999                                                                     21

             Consolidated Statements of Changes in Shareholders' Equity
                for the years ended March 31, 2001, 2000, and 1999                                                22

             Consolidated Statements of Cash Flows for the years ended
                March 31, 2001, 2000, and 1999                                                                    23

             Notes to Consolidated Financial Statements                                                          24-40

       (2)   Financial Statement Schedule:

             II--Valuation and Qualifying Accounts
                      for the years ended March 31, 2001, 2000,and 1999                                           41

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

        2 (iii) March 30, 2000 Amendment to Stock Purchase Agreement for common stock of Albex Aluminum, Inc. and Signs and Blanks, Inc. listed as Exhibit 2(ii) above was filed on June 19, 2000 as Exhibit 2(iii) to Form 10K for the fiscal year ended March 31, 2000.

       Exhibit No.         Item
       -----------         ----

        3 (i)              Certificate of Incorporation of RVM was filed as
                           Exhibit 3.1 to Form 8-B filed March 31, 1997, and is incorporated herein by reference.

        3 (ii) RVM's By-laws were filed as Exhibit 3.2 to Form 8-B filed March 31, 1997, and are incorporated herein by reference.

       10 (i)              Management Agreement dated April 1, 1994, between J.
                           Pollock & Company and Registrant was filed as Exhibit 10(vii) to Quarterly Report on Form 10-Q for the quarter ended December 31, 1994, and is incorporated herein by reference.

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

       10 (iv) Reimbursement Agreement dated June 26, 1995, between the registrant and FirstMerit Bank, N.A. (fka First National Bank of Ohio) was filed as Exhibit 10(v) to Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1995, and is incorporated herein by reference.

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

       Exhibit No.         Item
       -----------         ----

       10 (ix)             Promissory Note (as amended and restated October 1,
                           1998) between Albex Aluminum, Inc. & Jacob Pollock was filed as Exhibit 10(i) on Form 10-Q for the quarter ended December 31, 1998, and is incorporated herein by reference.

       10 (x)              Promissory Note (as amended and restated March 31,
                           1997) between Signs and Blanks, Inc. & J. Pollock & Company was filed as Exhibit 10(ii) on form 10-Q for the quarter ended December 31, 1998, and is incorporated herein by reference.

       10 (xi) Loan Agreement and Promissory Note dated September 30, 1998, between the Registrant and FirstMerit Bank, N.A.

       10 (xii) Promissory Note between RVM Industries, Inc. and FirstMerit Bank, N.A. dated April 1, 1999 was filed as Exhibit 10(i) on Form 10Q for quarter ended June 30, 1999, and is incorporated herein by reference.

       10 (xiii)           Promissory Note between RVM Industries, Inc. and
                           FirstMerit Bank, N.A. dated September 30, 1999 was filed as Exhibit 10(ii) on Form 10Q for quarter ended
                           September 30, 1999 and is incorporated herein by reference.

       10 (xiv) Amendment to Loan Agreement dated September 30, 1999 between RVM Industries, Inc. and FirstMerit Bank, N.A. for the Loan Agreement dated September 30, 1997 was filed as Exhibit 10(ii) on Form 10Q for quarter ended September 30, 1999, and is incorporated herein by reference.

       10 (xv) Amendment to Business Loan Agreement dated September 30, 1999 between RVM Industries, Inc. and FirstMerit Bank, N.A. for the Business Loan Agreement dated September 30, 1997 was filed as Exhibit 10(ii) on Form 10Q for quarter ended September 30, 1999, and is incorporated herein by reference.

       10 (xvi) Promissory Note between Albex Aluminum and Jacob Pollock, trustee as of March 31, 2000.

       21                  Subsidiaries of the Registrant

       23                  Consent of Independent Auditors

       Executive Compensation Plans and Arrangements
       ---------------------------------------------

       The Registrant's executive compensation plans and arrangements required to be filed as exhibits are listed under Exhibit 10 above.

(b)    Reports on Form 8-K:

       No reports on Form 8-K were filed during the quarter ended March 31, 2001.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date      July 12, 2001              RVM INDUSTRIES, INC.
    ----------------------

                                     By:   /S/  Jacob Pollock
                                        -----------------------------------
                                         Jacob Pollock, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


Date      July 12, 2001                       /S/  Jacob Pollock
      --------------------              -----------------------------------
                                        Jacob Pollock, Director and
                                        Chief Executive Officer

Date      July 12, 2001                       /S/  Nicholas T. George
      --------------------              -----------------------------------
                                        Nicholas T. George, Director

Date      July 12, 2001                       /S/  C. Stephen Clegg
      --------------------              -----------------------------------
                                        C. Stephen Clegg, Director

Date      July 12, 2001                       /S/  Richard D. Pollock
      --------------------              -----------------------------------
                                        Richard D. Pollock, Director

Date      July 12, 2001                       /S/  Louis N. Strike
      --------------------              -----------------------------------
                                        Louis N. Strike, Director

Date      July 12, 2001                       /S/  James R. McCourt
      --------------------              -----------------------------------
                                        James R. McCourt, Chief Financial
                                        Officer and Principal Accounting Officer