Form 10-Q
period 2001-06-30
RVM INDUSTRIES INC
filed 2001-08-20
CIK 82172

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C., 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended June 30, 2001                          Commission File
                                                             No. 0-1709
                                                             ------------------

                              RVM INDUSTRIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                                      31-1515410
------------------------------------               ----------------------------
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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X          No _____
   -----


There were 1,937,505 shares outstanding of the Registrant's common stock as of August 13, 2001.

                      RVM INDUSTRIES, INC. AND SUBSIDIARIES

               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                                                                                  2001
                                                                              -----------------------------------------

                                                                                   JUNE 30               MARCH 31
                                                                              ------------------     ------------------
ASSETS

Current assets:
  Cash and cash equivalents                                                      $    924,306         $    714,166

Receivables:
  Trade, net of allowance for doubtful accounts of $88,191 and $100,199
    at June 30 and March 31                                                         3,940,210            3,918,358

  Related party                                                                        25,629               20,836

Inventories
  (Excess of replacement or current cost over stated values was
    $1,918,000 and $1,911,000 at June 30 and March 31)                              7,434,600            9,031,944

Refundable income taxes                                                               856,570               (7,545)

Deferred income taxes, net of valuation allowance of $633,918 and
  $413,869 at June 30 and March 31                                                    274,204              274,204

Other current assets                                                                  328,798              207,803

Current assets of discontinued operations                                           4,496,323            5,978,896
                                                                                 ------------         ------------

    Total current assets                                                           18,280,640           20,138,662

Property, plant and equipment, net                                                 11,079,596           11,320,568

Other assets                                                                          206,977              204,429

Non-current assets of discontinued operations                                       5,538,478           12,038,946
                                                                                 ------------         ------------

    Total assets                                                                 $ 35,105,691         $ 43,702,605
                                                                                 ============         ============

See accompanying notes to the condensed consolidated financial statements (unaudited).

                      RVM INDUSTRIES, INC. AND SUBSIDIARIES

                                                                                                    2001
                                                                                ------------------------------------------

                                                                                     JUNE 30                 MARCH 31
                                                                                ------------------      ------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable - trade                                                        $  6,252,839         $  5,632,934
                    - related parties                                                   193,733              146,290
   Accrued expenses and liabilities:
     Compensation                                                                       359,516              304,729
     Product warranty                                                                   756,870              845,107
     Interest                                                                            81,205               65,265
     Other                                                                              393,556              520,744
   Current portion of long-term debt - other                                              6,256                6,150
                                     - related parties                                     --                   --
   Long-term debt in default                                                          3,697,971            3,779,948
   Current liabilities of discontinued operations                                    24,909,483           23,882,998
                                                                                   ------------         ------------

       Total current liabilities                                                     36,651,429           35,184,165

Long-term debt                                                                          431,402              431,364
Notes payable - related parties                                                         527,800              527,800
Deferred income taxes                                                                   274,204              274,204
Non-current liabilities of discontinued operations                                    2,640,539            2,640,539
                                                                                   ------------         ------------

       Total liabilities                                                             40,525,374           39,058,072
                                                                                   ------------         ------------

Shareholders' equity (deficit):
   Preferred stock, $0.01 par value; authorized shares, 300,000; none
     outstanding                                                                           --                   --
   Common stock, $0.01 par value; authorized shares, 3,000,000; issued and outstanding, 1,937,505 shares at June 30, 2001 and at March 31, 2001
                                                                                         19,376               19,376
   Additional capital                                                                 4,786,336            4,786,336
   Retained (deficit)                                                               (10,225,395)            (161,179)
                                                                                   ------------         ------------

       Total shareholders' equity (deficit)                                          (5,419,683)           4,644,533
                                                                                   ------------         ------------
       Total liabilities and shareholders' equity (deficit)                        $ 35,105,691         $ 43,702,605
                                                                                   ============         ============


See accompanying notes to the condensed consolidated financial statements (unaudited)

                      RVM INDUSTRIES, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)


                                                                      THREE MONTHS ENDED JUNE 30
                                                                -----------------------------------------
                                                                    2001                    2000
                                                                ---------------      --------------------

Net sales                                                         $  9,070,284            $ 15,610,506

Cost of sales                                                        8,486,092              13,180,875
                                                                  ------------            ------------

         Gross profit                                                  584,192               2,429,631

Selling, general and administrative expenses                         1,097,139               1,416,568

                                                                  ------------            ------------
         (Loss) income from operations                                (512,947)              1,013,063

Other income (expense):
   Other (expense) income                                               (1,191)                 11,421
   Interest expense                                                    (66,040)               (188,595)
                                                                  ------------            ------------

         (Loss) income before income taxes                            (580,178)                835,889

Provision for income taxes                                                --                   309,282
                                                                  ------------            ------------

         (Loss) income from continuing operations                     (580,178)                526,607

Discontinued operations:
   Loss from operations of Albex Aluminum, net of income tax
   benefit of $395,127 in 2000                                      (1,138,038)               (672,785)
   Estimated loss on disposal of Albex Aluminum, including
   provision of $1,414,000 for operating losses during
   phase-out period                                                 (8,346,000)                   --
                                                                  ------------            ------------

         Net (loss)                                                (10,064,216)               (146,178)
                                                                  ============            ============
Per share data:
   Basic and diluted (loss) earnings per share
     Continuing operations                                        $      (0.30)           $       0.27
     Discontinued operations                                             (4.89)                  (0.35)
                                                                  ------------            ------------
                                                                  $      (5.19)           $      (0.08)
                                                                  ============            ============

See accompanying notes to the condensed consolidated financial statements (unaudited)

                      RVM INDUSTRIES, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

                                                                                     THREE MONTHS ENDED JUNE 30
                                                                               ----------------------------------------
                                                                                      2001                  2000
                                                                               --------------------   -----------------
Cash flows from operating activities:
   Net (loss) income from continuing operations ..............................    $  (580,178)         $   526,607
   Adjustments to reconcile net (loss) income from continuing operations to net cash provided by operating activities:
     Depreciation and amortization ...........................................        252,448              274,920
     Increase (decrease) in allowance for doubtful accounts ..................        (12,000)              12,000
   Increase (decrease) in cash from changes in:
     Receivables-trade .......................................................         (9,852)           1,584,256
     Receivables-related parties .............................................          2,492               (1,951)
     Inventories .............................................................      1,597,344             (362,342)
     Other assets ............................................................       (123,543)            (198,258)

     Accounts payable-trade ..................................................        619,907              360,491
     Accounts payable-related parties ........................................         53,862               17,398
     Accrued expenses and other current liabilities ..........................       (169,264)             426,189
                                                                                  -----------          -----------

     Net cash provided by operating activities of continuing operations ......      1,631,216            2,639,310
                                                                                  -----------          -----------

Cash flows from investing activities:
   Capital expenditures ......................................................        (11,475)             (98,323)
   Investment of proceeds from long-term debt with trustees and income
     earned on investment of proceeds ........................................           --                 (2,653)
                                                                                  -----------          -----------

     Net cash (used for) investing activities of continuing operations .......        (11,475)            (100,976)
                                                                                  -----------          -----------

Cash flows from financing activities:
   Payments on long-term debt ................................................        (81,833)             (90,568)
   Payments on notes payable--bank, net ......................................           --             (2,307,579)
   Proceeds (payments) on notes payable to related parties, net ..............         18,056              (56,550)
                                                                                  -----------          -----------

     Net cash (used for) financing activities of continuing operations .......        (63,777)          (2,454,697)
                                                                                  -----------          -----------

Cash flows provided by continuing operations .................................      1,555,964               83,637
Cash flows (used in) discontinued operations .................................     (1,378,123)            (582,783)
                                                                                  -----------          -----------
Increase (decrease) in cash and cash equivalents .............................        177,841             (499,146)

Cash and cash equivalents at beginning of period .............................        714,166              651,537
                                                                                  -----------          -----------
Cash and cash equivalents at end of period ...................................    $   892,007          $   152,391
                                                                                  ===========          ===========

See accompanying notes to the condensed consolidated financial statements (unaudited).

                      RVM INDUSTRIES, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         --------------------------------------------------------------

1.       BASIS OF PRESENTATION

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

2.       GOING CONCERN OF THE COMPANY

         The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is in violation of certain of its covenants related to FirstMerit Bank, N.A. ("FirstMerit") debt in the total amount of $17,256,661. The current default renders the debt callable and as a result, the debt has been classified as a current liability on the balance sheet. In addition, the Company was in default of other long-term debt resulting from this default on the FirstMerit letter of credit. This debt amounted to $3,840,228 and has also been classified as a current liability on the balance sheet. These raise substantial doubt as to the Company's ability to continue as a going concern for a reasonable period of time.

3.       DISCONTINUED OPERATIONS

         In August 2001, the Company's Board of Directors approved a plan to shutdown Albex. Accordingly, the results of operations for Albex have been presented within discontinued operations in the accompanying unaudited consolidated financial statements for all periods presented. The estimated loss on disposal of discontinued operations of $8,346,000, recorded during the three months ended June 30, 2001, has been determined based on management's estimated loss related to the write-down of impaired property plant and equipment and estimated losses from operations during the phase-out period.

         The losses from operations for each period are presented below:

                                                           Three Months Ended
                                                  June 30, 2001          June 30, 2000
                                                -----------------     ------------------

               Net sales                           $4,333,641             $5,527,102
               Operating loss                         744,136                597,858
               Income tax benefit                        --                  395,127
                                                   ----------             ----------
               Loss from operations                 1,138,038                672,785
               Estimated loss on disposal           8,346,000                   --
                                                   ----------             ----------
                                                   $9,484,038             $  672,785
                                                   ==========             ==========

         The current and non-current assets and liabilities of Albex have been classified appropriately on the unaudited consolidated balance sheet at June 30, 2001 and March 31, 2001 based on the timing and the amount of anticipated net proceeds related to the sale of the assets of Albex.

4.       EARNINGS (LOSS) PER SHARE

         Basic earnings (lost) per share are based on net income (loss) divided by the weighted average number of common shares outstanding. The weighted average number of common shares outstanding was 1,937,505 in 2001 and 2000. Diluted earnings per share reflect the potential dilution that could occur if all options or contracts to issue common stock were issued or converted. Basic earnings per share for the Company is the same as diluted earnings per share.

5.       INVENTORIES

         Inventories consist of the following:

                                        June 30, 2001           March 31, 2001
                                       ----------------      ------------------

               Raw materials             $3,870,775             $4,103,275

               Work in process              281,645                510,098
               Finished goods             3,282,180              4,418,571
                                         ----------             ----------

                                         $7,434,600             $9,031,944
                                         ==========             ==========

         The reserve to reduce the carrying value of inventories from current cost to the LIFO basis amounted to approximately $1,918,000 at June 30 and $1,911,000 at March 31.

6.       BUSINESS SEGMENT INFORMATION

         Historically the Company's reportable segments were three wholly owned subsidiaries: Ravens, Albex, and SABI. As described in Note 3, the Company is reporting its subsidiary, Albex, as discontinued operations. The following table summarizes the Company's continuing operations by the two wholly owned subsidiaries, or segments:


                                                           RAVENS             SABI          ELIMINATIONS     CONSOLIDATED
                                                        ------------      ------------      ------------     ------------
          Three months ended June 30, 2001
         -------------------------------------------
          Sales to customers                            $  6,694,866      $  2,375,418      $          0     $  9,070,284
          Intersegment sales                                       0                 0                 0                0
                                                        ------------      ------------      ------------     ------------

               Net sales                                $  6,694,866      $  2,375,418      $          0     $  9,070,284
                                                        ============      ============      ============     ============

          Income (loss) from operations                 $   (510,620)     $     (2,327)     $          0     $   (512,947)
                                                        ============      ============      ============     ============

          Three months ended June 30, 2000
         -------------------------------------------
          Sales to customers                            $ 12,857,734      $  2,752,772      $          0     $ 15,610,506
          Intersegment sales                                       0                 0                 0                0
                                                        ------------      ------------      ------------     ------------

               Net sales                                $ 12,857,734      $  2,752,772      $          0     $ 15,610,506
                                                        ============      ============      ============     ============

          Income (loss) from operations                 $  1,013,732      $       (669)     $          0     $  1,013,063
                                                        ============      ============      ============     ============


7.       ACCOUNTING PRONOUNCEMENTS

         In July, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS 141 requires that the purchase method be used for all business combinations initiated after June 30, 2001. SFAS 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The amortization of goodwill ceased upon adoption of SFAS 142, which for the Company will be April 1, 2002. The Company is currently evaluating the impact of SFAS 142.

         On April 1, 2001, the Company adopted Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (FAS 133). FAS 133, requires the Company to recognize all derivative financial instruments on the balance sheet at fair value. The Company does not utilize derivative financial instruments; therefore, there was no impact upon adoption.

8.       CONTINGENT LIABILITIES

         The Company, Albex and an unrelated party were defendants in a wrongful death and employer intentional tort claim. In July 2001, the plaintiff, the Company, and the Company's insurance carriers settled this claim within the limits of the Company's insurance policies. Therefore there was not any impact on the Company's financial position and results of operations and cashflows.

         The Company is also involved in other claims and litigation arising in the ordinary course of business. Management expects that the outcome of such claims will not have a material adverse effect on the Company's financial position and results of operations and cash flows.

                      RVM INDUSTRIES, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                  JUNE 30, 2001

                     MATERIAL CHANGES IN FINANCIAL CONDITION

The Company had cash and cash equivalents of $924,306 and $714,166 at June 30, 2001 and March 31, 2001, respectively. As discussed in footnote 2, in Notes to the Consolidated Financial Statements, the Company was not in compliance with the bank covenant on cash flow coverage and minimum net worth. The Company owes FirstMerit as of June 30 2001, $12,458,715 on the $20,000,000 note secured by all the Company's inventory and receivables and $4,797,946 on two long term notes secured by certain fixed assets at Albex and Ravens.

The Company has been unable to obtain waivers of the covenant violations or renew its letter of credit with the bank. The current default renders the debt callable and as a result, the debt has been classified as a current liability on the balance sheet. In addition, the FirstMerit default of this debt resulted in the letter of credit and other long-term debt totaling $3,840,228 to be in default. This debt has also been classified as a current liability on the balance sheet. As such, there is doubt about the Company's ability to continue to operate as a going concern.

The Company has agreed in principle with FirstMerit to extend the line of credit and the letter of credit. The Company expects to have a signed agreement in August 2001.

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

Capital expenditures were $11,475 for the quarter. Management has initiated tight controls for cash expenditures until sales have returned to historical levels.

Account Receivables decreased from year-end by $9,852 (0.2%) which indicates that sales continue to be at the same low level as experienced in the previous three quarters.

Inventories decreased from year-end by $1,597,344. Inventories have decreased at Ravens by $1,665,871 and increased at SABI by $68,527 due to the combination of reduced sales and management programs.

Accounts Payable increased $619,907. The increase was mainly at SABI reflecting extended payment terms provided by suppliers.

The Company's sales order backlog for new trailers was approximately $1,320,000 at July 30, 2001 and $1,700,000 at May 31 2001. Although no assurances are possible, the Company believes that with the replacement of the FirstMerit notes, its cash resources, credit arrangements, and internally generated funds will be sufficient to meet its operating and capital expenditure requirements for existing operations and to service its debt in the next 12 months and foreseeable future. Cautionary statements: Demand for the Company's products is subject to changes in general economic conditions and in the specific markets in which the Company competes.

                Three Months Ended June 30, 2001 Compared to the
                ------------------------------------------------
                        Three Months Ended June 30, 2000
                        --------------------------------

Consolidated net sales decreased 41.9%, with trailer sales at Ravens decreasing 47.9%, and at SABI by 13.7%. Gross profit margin decreased to 6.4% from 15.5%. Selling, general and administrative expenses increased to 12.1% from 9.1% of net sales; however, overall expenses were 22.5% lower than last year. Interest expense decreased due to the lower interest rates and the reduction in our line of credit borrowings. Overall the Company had a loss for the quarter from continuing operations of $580,178 compared to a net income of $526,607 for last year.

Ravens net sales decreased 47.9%. This is the fourth consecutive quarter that Ravens, as did the industry, experienced a sharp decline in trailer sales from both dealer and fleet customers. Ravens expects unit volume will not increase until there is a further decline in fuel prices, in interest rates and that financial institutions ease credit policies to increase credit available to small business. Gross Profit decreased to 6.6% from 17.0% of net sales for the quarter due mainly to the lower volume resulting in higher manufacturing cost. Selling, general and administrative expense increased to 14.5% from 9.1%; however overall costs were reduced by $204,470 from last year. Ravens had an operating loss of $525,234 compared to an operating profit of $1,013,748 last year.

SABI net sales decreased 13.7% due mainly from the severe winter weather conditions in the country requiring more attention by the government agencies to road maintenance rather than traffic or street sign replacement. Gross profit margins decreased to 6.0% from 8.9% due to competitive conditions. Selling, general and administrative costs decreased to 6.1% from 8.9% due to a reduction in selling cost.

The Company announced the close down of Albex on August 10, 2001. Albex had continuing losses due to the steep decline in the truck trailer market and also due to the overall decline in the manufacturing segment in the country. The Company expected Albex to continue the significant losses for the next few quarters before the overall economy and especially the truck trailer market would increase. The Company could not continue to fund continuing losses at Albex from the cash flow of the other businesses. The Company will liquidate the assets of Albex and use the proceeds to reduce secured debt. The Company recorded an $8,346,000 provision for the estimated losses from operations during the phase out period and managements estimated losses related to the write down of impaired property plant and equipment.

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

                           PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits:

                  None

         (b)      Reports on Form 8-K:

                  No reports on Form 8-K were filed during the three months ended June 30, 2001.







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




Date: August 20, 2001