Form 10-Q
period 2001-09-30
RVM INDUSTRIES INC
filed 2001-11-14
CIK 82172

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C., 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended September 30, 2001                      Commission File
                                                                 No. 0-1709
                                                              ---------------


                              RVM INDUSTRIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Delaware                                       31-1515410
----------------------------------                   -------------------------
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

There were 1,937,505 shares outstanding of the Registrant's common stock as of November 4, 2001.

                      RVM INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS (unaudited)


                                                                                        2001
                                                                    ---------------------------------------
                                                                       SEPTEMBER 30           MARCH 31
                                                                    ------------------   ------------------
ASSETS

Current assets:
   Cash and cash equivalents                                          $      647,980        $   1,108,115

   Receivables:
     Trade, net of allowance for doubtful accounts of $5,000
       $26,000 at September 30 and March 31                                  931,648            1,058,590

     Related party                                                               120               20,836

   Inventories                                                             1,116,757            1,252,591

   Other current assets                                                       29,645               19,169

   Net assets of discontinued operation-Ravens                            14,796,742           16,010,629

   Current assets of discontinued operation-Albex                          1,575,908            5,584,947
                                                                    ------------------   ------------------

       Total current assets                                               19,098,800           25,054,877

Property, plant and equipment, net                                           606,769              681,026

Other assets                                                                   6,687                6,687

Deferred income taxes                                                         17,944               13,464

Non-current assets of discontinued operation-Albex                         5,386,403           12,038,946
                                                                    ------------------   ------------------

       Total assets                                                   $   25,116,603        $  37,795,000
                                                                    ==================   ==================


  See accompanying notes to the consolidated financial statements (unaudited).

                      RVM INDUSTRIES, INC. AND SUBSIDIARIES


                                                                                                    2001
                                                                              ----------------------------------------------
                                                                                 SEPTEMBER 30                  MARCH 31
                                                                              ------------------          ------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable - trade                                                    $     1,765,347              $    1,595,481
                    - related parties                                                   33,774                       8,432
   Accrued expenses and liabilities                                                    222,064                     264,291
   Deferred income taxes                                                                17,944                      13,464
   Current portion of long-term debt                                                19,829,554                       6,150
   Debt in default                                                                           -                  23,099,500
   Current liabilities of discontinued operation-Albex                               8,364,673                   4,563,446
                                                                              ------------------          ------------------

       Total current liabilities                                                    30,233,356                  29,550,764

Long-term debt                                                                         431,415                     431,364
Notes payable - related parties                                                        527,800                     527,800
Non-current liabilities of discontinued operation-Albex                              2,640,557                   2,640,539
                                                                              ------------------          ------------------

       Total liabilities                                                            33,833,128                  33,150,467
                                                                              ------------------          ------------------

Shareholders' equity:
   Preferred stock, $0.01 par value; authorized shares, 300,000;
     none outstanding                                                                        -                           -
   Common stock, $0.01 par value; authorized shares, 3,000,000;
     issued and outstanding, 1,937,505 shares at September 30,
     2001 and at March 31, 2001                                                         19,376                      19,376
   Additional capital                                                                4,786,336                   4,786,336
   Retained deficits                                                               (13,522,237)                   (161,179)
                                                                              ------------------          ------------------

       Total shareholders' equity                                                   (8,716,525)                  4,644,533
                                                                              ------------------          ------------------

       Total liabilities and shareholders' equity                              $    25,116,603              $   37,795,000
                                                                              ==================          ==================


  See accompanying notes to the consolidated financial statements (unaudited).

                      RVM INDUSTRIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)


                                                                    SIX MONTHS ENDED SEPTEMBER 30
                                                               --------------------------------------
                                                                     2001                 2000
                                                               -----------------     ----------------
Net sales                                                       $    4,370,739        $    5,455,667

Cost of sales                                                        4,092,618             4,972,686
                                                               -----------------     ----------------

      Gross profit                                                     278,121               482,981

Selling, general and administrative expenses                           308,823               431,107
                                                               -----------------     ----------------

      (Loss) income from operations                                    (30,702)               51,874

Other income (expense):
   Other income                                                          1,553                40,017
   Interest expense                                                    (19,615)              (61,350)
                                                               -----------------     ----------------

      (Loss) income before income taxes                                (48,764)               30,541

Provision for income taxes                                                   -                23,659
                                                               -----------------     ----------------

    (Loss) income from continuing operations                           (48,764)                6,882

Discontinued operations:
   Loss from discontinued operations of Albex, net of
     income tax benefit of $859,020 in 2000                         (2,262,017)           (1,423,109)
   Estimated loss on disposal of Albex, including
     provision of $375,000 for operating losses
     during phase-out period                                        (7,348,370)                    -
   (Loss) gain from discontinued operations of
     Ravens, net of income tax expense of $172,878
     in 2000                                                        (1,366,907)              273,385
   Estimated loss on disposal of Ravens                             (2,335,000)                    -
                                                               -----------------     ----------------

Net loss                                                           (13,361,058)           (1,142,842)
                                                               =================     ================

Per share data:
   Basic and diluted earnings (loss) per share:
      Continuing operations                                     $       (0.02)        $        0.01
      Discontinued operations                                           (6.87)                (0.60)
                                                               -----------------     ----------------
                                                                $       (6.89)        $       (0.59)
                                                               =================     ================


  See accompanying notes to the consolidated financial statements (unaudited).

                      RVM INDUSTRIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)


                                                                     THREE MONTHS ENDED SEPTEMBER 30
                                                              ---------------------------------------------
                                                                     2001                      2000
                                                              --------------------       ------------------
Net sales                                                       $   1,995,321              $   2,702,895

Cost of sales                                                       1,858,904                  2,463,605
                                                              --------------------       ------------------

   Gross profit                                                       136,417                    239,290

Selling, general and administrative expenses                          164,792                    186,725
                                                              --------------------       ------------------

   (Loss) income from operations                                      (28,375)                    52,565

Other income (expense):
   Other income                                                         1,553                     40,017
   Interest expense                                                    (9,833)                   (30,344)
                                                              --------------------       ------------------

   (Loss) income before income taxes                                  (36,655)                    62,238

Provision for income taxes                                                  -                     35,380
                                                              --------------------       ------------------

   (Loss) income from continuing operations                           (36,655)                    26,858

Discontinued operations:
   Loss from discontinued operations of Albex, net
     of income tax benefit of $463,893 in 2000                     (1,123,979)                  (750,324)
   Estimated gain (loss) on disposal of Albex                         983,016                          -
   Loss from discontinued operations of Ravens, net
     of income tax expense of $160,473 in 2000                       (784,224)                  (273,192)
   Estimated loss on disposal of Ravens                            (2,335,000)                         -
                                                              --------------------       ------------------

Net loss                                                           (3,296,842)                  (996,658)
                                                              ====================       ==================

Per share data:
   Basic and diluted earnings (loss) per share:

      Continuing operations                                     $      (0.02)              $       0.01
      Discontinued operations                                          (1.68)                     (0.53)
                                                              --------------------       ------------------

                                                                $      (1.70)              $      (0.52)
                                                              ====================       ==================


  See accompanying notes to the consolidated financial statements (unaudited).

                      RVM INDUSTRIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)


                                                                                     SIX MONTHS ENDED SEPTEMBER 30
                                                                               ----------------------------------------
                                                                                      2001                  2000
                                                                               --------------------   -----------------
Cash flows from operating activities of continuing operations:
   Net (loss) income from continuing operations..............................      $   (48,764)           $     6,882
   Adjustments to reconcile net (loss) income to net cash provided by operating activities of continuing operations:
     Depreciation and amortization...........................................           84,408                 96,630
   Increase (decrease) in cash from changes in:
     Receivables  ...........................................................          147,658               (382,260)
     Inventories.............................................................          135,834                418,880
     Other assets............................................................          (10,476)                (7,805)
     Accounts payable  ......................................................          195,208                  6,254
     Accrued expenses and other current liabilities..........................          (42,226)                96,685
                                                                               --------------------   -----------------

     Net cash provided by operating activities of continuing operations......          461,642                235,266
                                                                               --------------------   -----------------

Cash flows from investing activities of continuing operations:
   Capital expenditures......................................................          (10,151)               (71,377)
                                                                               --------------------   -----------------

     Net cash used by investing activities of continuing operations..........          (10,151)               (71,377)
                                                                               --------------------   -----------------

Cash flows from financing activities of continuing operations:
   Payments on long-term debt................................................         (788,236)              (904,001)
   Proceeds on long-term debt                                                          750,000                      -
   Payments on notes payable - bank, net.....................................       (3,237,809)               608,597
   Payments on notes payable to related parties..............................                -                (94,250)
                                                                               --------------------   -----------------

     Net cash used by financing activities of continuing operations..........       (3,276,045)              (389,654)
                                                                               --------------------   -----------------

Cash flows used in continuing operations                                            (2,824,554)              (225,765)
Cash flows provided by discontinued operations                                       2,364,419                230,394

Net (decrease) increase in cash and cash equivalents.........................         (460,135)                 4,629
Cash and cash equivalents at beginning of period ............................        1,108,115                793,122
                                                                               --------------------   -----------------
Cash and cash equivalents at end of period...................................      $   647,980            $   797,751
                                                                               ====================   =================


  See accompanying notes to the consolidated financial statements (unaudited).

                      RVM INDUSTRIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

2.   GOING CONCERN OF THE COMPANY

     The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of March 31, 2001 and through September 30, 2001, the Company was in violation of certain of its covenants related to FirstMerit Bank, N.A. ("FirstMerit") debt in the total amount of $16,196,964. The current default rendered this debt callable and as a result, the debt was classified as a current liability on the balance sheet at March 31, 2001. The loan agreements with FirstMerit bank were amended on October 3, 2001, establishing a maturity date of March 31, 2002 for all of the FirstMerit debt (see Note 4 for additional terms of amendment). Accordingly, this debt has been classified as a current liability as of September 30, 2001. In addition, the Company is in default of other long-term debt of $3,626,225 resulting from the default on the FirstMerit letter of credit. The current default of other long-term debt of $3,626,225, renders the debt callable and as a result, the debt has been classified as a current liability on the balance sheet. These along with the Company's Board of Directors decision to shutdown Albex and sell the operations of Ravens raise substantial doubt as to the Company's ability to continue as a going concern for a reasonable period of time.

3.   DISCONTINUED OPERATIONS

     In August 2001, the Company's Board of Directors approved a plan to shutdown Albex. Accordingly, the results of operations for Albex have been presented as a discontinued operation in the accompanying unaudited consolidated financial statements for all periods presented. The estimated loss on disposal of discontinued operations of Albex has been determined based on management's estimated loss related to the write-down of impaired property, plant, and equipment and estimated losses from operations during the phase-out period. For the six months ended September 30,2001 the loss amounted to $7,348,370.

     The loss from operations for Albex for each period are presented below:


                                              Three Months Ended                      Six Months Ended
                                                  September 30                          September 30
                                             2001               2000               2001             2000
                                       ---------------   -----------------  ----------------   --------------
         Net sales                       $   2,607,409     $   4,394,237        $  6,941,050     $  9,960,886
         Operating loss                        816,122           700,365           1,560,258        1,337,770
         Income tax benefit                          -           463,893                   -          859,020
                                       ---------------   -----------------  ----------------   --------------
         Loss from operations                1,123,979           750,324           2,262,017        1,423,109
         Estimated (gain) loss on
           disposal                           (983,016)                -           7,348,370                -
                                       ---------------   -----------------  ----------------   --------------
                                         $     140,963     $     750,324        $  9,610,387     $  1,423,109
                                       ===============   =================  ================   ==============


     During November 2001, the Company sold the operating assets and liabilities of Ravens. Accordingly, the results of operations for Ravens have been presented as a discontinued operation in the accompanying unaudited consolidated financial statements for all periods presented. The estimated loss of disposal of discontinued operations of Ravens has been determined based on management's estimated loss on the sale of Ravens' operations, severance costs, and other costs incurred to sell the operations of Ravens. For the six months ended September 30, 2001 the loss amounted to $2,335,000.

     The loss from operations for Ravens' for each period are presented below:


                                              Three Months Ended                      Six Months Ended
                                                  September 30                          September 30
                                             2001               2000               2001             2000
                                       ---------------   -----------------  ----------------   --------------
         Net sales                       $   4,507,571      $    9,540,738     $  11,202,437    $  22,398,472
         Operating loss (income)               754,591             307,686         1,279,825         (745,609)
         Income tax (expense)                        -            (160,473)                -         (172,878)
                                       ---------------   -----------------  ----------------   --------------
         Loss (income) from
           operations                          784,224             273,192         1,366,907         (273,385)
         Estimated loss on disposal          2,335,000                   -         2,335,000                -
                                       ---------------   -----------------  ----------------   --------------
                                         $   3,119,224      $      273,192     $   3,701,907    $    (273,385)
                                       ===============   =================  ================   ==============


     The current and non-current assets and liabilities of Albex have been classified appropriately on the unaudited consolidated balance sheet at September 30, 2001 and March 31, 2001 based on the timing and the amount of anticipated net proceeds related to the sale of the assets of Albex. The net assets of Ravens have been classified as a current asset as the sale of this segment is expected to be closed during the third quarter of 2002.

4.   FINANCIAL OBLIGATIONS

     On October 3, 2001, FirstMerit bank amended the Company's revolving note agreement. The amended agreement extends the maturity of the revolving note from August 31, 2001 to March 31, 2002, increases the interest rate from FirstMerit's prime rate to FirstMerit's prime rate plus .75%, and amends the maximum outstanding balance of revolving loans to $11.0 million, however, when the Company sells the operations of Ravens, the maximum revolving loans available shall not exceed $9.0 million. On October 3, 2001, FirstMerit bank amended the Company's fixed asset term note agreement. The amended agreement reduces the maturity from September 30, 2006 to March 31, 2002 and increases the interest rate from FirstMerits' prime rate to 7.75%. Monthly payments will be made to FirstMerit calculated on a fifteen-year amortization at 7.75%. On October 3, 2001, FirstMerit bank amended the Company's term note agreement. The amended agreement reduces the maturity from September 30, 2004 to March 31, 2002 and increases the interest rate from FirstMerit's prime rate to 7.75%. Monthly payments will be made to FirstMerit calculated on a fifteen-year amortization at 7.75%. On July 3, 2001, the Company entered into a $750,000 short-term note with FirstMerit bank. Interest is 9.0% and matured on August 2, 2001. On October 3, 2001, FirstMerit bank amended the Company's short-term note agreement. The amended agreement extends the maturity from August 2, 2001 to March 31, 2002.

     The amendment on October 3, 2001 also established new guarantees and mortgages, documented FirstMerit's consent to the sale of Ravens and SABI and the liquidation of Albex, and established new covenants.

5.   EARNINGS (LOSS) PER SHARE

     Basic earnings (loss) per share are based on net income (loss) divided by the weighted average number of common shares outstanding. The weighted average number of common shares outstanding was 1,937,505 in 2001 and 2000. Diluted earnings per share reflect the potential dilution that could occur if all options or contracts to issue common stock were issued or converted. Basic earnings per share for the Company is the same as diluted earnings per share.

6.   INVENTORIES

     Inventories consist of the following:

                               September 30, 2001         March 31, 2001
                            -------------------------   --------------------
         Raw materials            $  568,593                  $  704,427
         Work in process                   -                           -
         Finished goods              548,164                     548,164
                            -------------------------   --------------------

                                  $1,116,757                  $1,252,591
                            =========================   ====================

7.   ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS 141 requires that the purchase method be used for all business combinations initiated after June 30, 2001. SFAS 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The amortization of goodwill ceases upon adoption of SFAS 142, which for the Company will be April 1, 2002. The Company does not anticipate that the adoption of the new statement will have a significant effect on earnings or the financial position of the Company.

     In August 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 is effective for fiscal year beginning after December 15, 2001 or fiscal year beginning April 1, 2002 for the Company. SFAS 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. The Company is currently evaluating the impact of SFAS 144.

     On April 1, 2001, the Company adopted Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (SFAS 133). SFAS 133, requires the Company to recognize all derivative financial instruments on the balance sheet at fair value. The Company does not utilize derivative financial instruments; therefore, there was no impact upon adoption.

8.   CONTINGENT LIABILITIES

     The Company, Albex and an unrelated party were defendants in a wrongful death and employer intentional tort claim. In July 2001, the plaintiff, the Company, and the Company's insurance carriers settled this claim within the limits of the Company's insurance policies and therefore there was not any impact on the Company's financial position and results of operations and cash flows.

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

                      RVM INDUSTRIES, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                               SEPTEMBER 30, 2001

                     MATERIAL CHANGES IN FINANCIAL CONDITION

The Company had cash and cash equivalents of $647,980 and $1,108,115 at September 30, 2001 and March 31, 2001, respectively. The Company and FirstMerit Bank on October 3, 2001 agreed to amend the loan agreements in order for the company to complete the sale of the Ravens and the Albex assets. The line of credit, secured by the Company's accounts receivable and inventory, was extended from August 31, 2001 to March 31, 2002; the maximum loan limit is $ 11,000,000 and the interest rate is prime plus 0.75% per annum. The maximum loan limit amount decreases to $9,000,000 on November 15, 2001. The Company owed $10,801,941 on the line of credit at September 30, 2001. The Company expects to meet the lower loan limit with the further reduction of inventory and receivables and the sale of assets by November 15, 2001. The term notes with FirstMerit that are secured by certain pieces of machinery, equipment, property, and plants of Albex and Ravens, due dates were amended from September 30, 2006 and September 30, 2004 respectively to March 31, 2002. The amortization of both the loans remains at fifteen years and the interest is fixed at 7.75% per annum. The Company has letters of intent to sell certain assets of Albex and an asset purchase agreement to sell the assets and certain assumed liabilities of Ravens prior to March 31, 2002. FirstMerit entered into a short-term note with the Company providing a $750,000 fixed term loan, at a fixed interest rate of 9.0% per annum, monthly interest only payments that are due March 31, 2002. The Company owed $6,415,023 on the three term loans as of September 30, 2001. Mr. Jacob Pollock, the principle stockholder of the Company increased his personal guarantee for the four FirstMerit loans from $2,500,000 to $3,250,000. FirstMerit has agreed to continue to provide the IRDB letter of credit for Ravens and the stand by letter of credit for Albex.

The proceeds from the sale of certain assets of Albex and the sale of all the assets of Ravens less the assumed liabilities will be used to fund operating expenses to close down those businesses and to reduce substantially the secured debt and the line of credit.

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

Account Receivables (SABI only) of $931,648 reflect a decrease from year-end of $126,942 resulting from lower sales in the second quarter.

Inventories (SABI only) of $ 1,116,757 decreased from year-end by $135,834. Inventories have decreased due to the combination of reduced sales and the implementation of management programs.

Current Assets of discontinued businesses of Ravens and of Albex reflects the liquidation of Albex Accounts Receivables and Inventory due to the close down of the business and the reduction of both Accounts Receivables and Inventories at Ravens due to lower sales.

The reduction of the value of the non current assets of discontinued business results mainly from the estimated loss on sale of the fixed assets of Albex.

Accounts Payable (SABI only) of $1,765,347 increased $169,866 that reflects the increase in extended payment terms provided by suppliers.

Current portion of long term debt, debt in default, and current liabilities of discontinued operations netted were lower due to pay down of debt by reducing inventory and receivables and offset by reserves for closedown expenses.

The Company's sales order backlog for new trailers was approximately $1,248,335 at September 30,2001, $1,320,000 at July 30, 2001 and $1,700,000 at May 31 2001.

Although no assurances are possible, the Company believes that with the replacement of the FirstMerit notes, its cash resources, credit arrangements, additional sale of assets, additional restructuring of the Company and internally generated funds will be sufficient to meet its operating and capital expenditure requirements for existing operations and to service its debt in the next six months. The Company will require replacement of the FirstMerit line of credit debt not paid by the sale of Ravens assets and certain assumed liabilities and Albex assets. Cautionary statement: Demand for the Company's products is subject to changes in general economic conditions and in the specific markets in which the Company competes.

               SIX MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE
                       SIX MONTHS ENDED SEPTEMBER 30, 2000

Consolidated net sales, which represent SABI only, were $4,370,739 or $1,084,928 (19.9%) lower than last year. Closing non-profitable sales offices in Pennsylvania and North Dakota and the general slowdown of the economy caused the lower sales. Gross Profit as a percent of net sales decreased to 6.4% from 8.9%, due mainly to mix of product and higher material cost. Selling and General Administrative costs were reduced 29%, to $308,823. Other income was lower than last year due to a one time workers compensation grant received last year. SABI loss for the six-month period was $(48,764) compared to a profit of $6,882 in the comparable period last year.

The Company has signed an asset purchase agreement to sell substantially all the assets and certain liabilities of Ravens to Fontaine Trailer Company. The transaction is scheduled to be completed on November 14, 2001. The company recorded an estimated $2,335,000 loss in the second quarter on the disposition of Ravens that includes a loss on the sale of the assets and the cost incurred to sell Ravens. The continuing losses at Ravens due to the severe downturn in truck trailer sales and the ability to find long term replacement financing resulted in the Company's decision to sell Ravens. The Company will utilize the cash generated from the sale of Ravens to reduce secured party debt.

The Company announced the close down of Albex on August 10, 2001. Albex had continuing losses due to the steep decline in the truck trailer market and also to the overall decline in the manufacturing segment in the country. The Company expected Albex to continue the significant losses for the next few quarters before the overall economy and especially the truck trailer market would increase. The Company could not continue to fund continuing losses at Albex from the cash flow of the other businesses. The Company will liquidate the assets of Albex and use the proceeds to reduce secured debt. The Company recorded an $7,348,370 provision for the estimated losses from operations during the phase out period and managements estimate of losses related to the write down of impaired property plant and equipment. Albex has letters of intent to sell substantially all its machinery and equipment. The anticipated closing date for those sales is by December 31, 2001.

              THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE
                      THREE MONTHS ENDED SEPTEMBER 30, 2000

Consolidated net sales, which represent SABI only, were $1,995,321 or 26.2% lower than last year. Closing non-profitable sales offices in Pennsylvania and North Dakota and the general slowdown of the economy caused the lower sales. Gross Profit as a percent of net sales decreased to 6.8% from 8.9%, due mainly to mix of product and higher material cost. Selling and General Administrative costs were reduced 12% to $164,792. Other income was lower than last year due to a one time workers compensation grant received last year. SABI's loss for the three-month period was $(36,655) compared to a profit of $26,858 in the comparable period last year.

The Company signed an asset purchase agreement to sell substantially all the assets and certain liabilities of Ravens to Fontaine Trailer Company. The transaction is scheduled to be completed on November 14, 2001. The company recorded an estimated $2,335,000 loss in the second quarter on the disposition of Ravens that includes a loss on the sale of the Assets and the cost incurred to sell Ravens. The continuing losses at Ravens due to the severe downturn in truck trailer sales and the in ability to find long term replacement financing resulted in the Company's decision to sell Ravens. The Company will utilize the cash generated from the sale of Ravens to reduce secured party debt.

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

                           PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits:

              None

         (b)  Reports on Form 8-K:

              A Form 8-K was filed on August 10, 2001 describing the closing of the Albex Aluminum Subsidiary.




                                   SIGNATURES

              In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              RVM INDUSTRIES, INC.
                                  (Registrant)


                                 By:  /s/ James R. Mccourt
                                      ------------------------
                                          James R. McCourt
                                          Chief Financial Officer
                                          and Principal Accounting Officer

              Date:  November 13, 2001