Form 10-Q
period 2001-12-31
RVM INDUSTRIES INC
filed 2002-02-14
CIK 82172

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C., 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended December 31, 2001                          Commission File
                                                                 No. 0-1709
                                                                 ---------------

                              RVM INDUSTRIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                Delaware                                         31-1515410
-----------------------------------------                 ----------------------
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


There were 1,937,505 shares outstanding of the Registrant's common stock as of February 4, 2002.

                      RVM INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS (unaudited)


                                                                                          2001
                                                                              ------------------------------

                                                                              DECEMBER 31         MARCH 31
                                                                             ------------       ------------
ASSETS

Current assets:
   Cash and cash equivalents                                                 $  1,044,229       $  1,108,115

   Receivables:
     Trade, net of allowance for doubtful accounts of $5,000 $26,000 at
       December 31 and March 31                                                   791,004          1,058,590

     Related party                                                                      0             20,836

   Inventories                                                                  1,450,794          1,252,591

   Other current assets                                                            24,286             11,624

   Net assets of discontinued operation-Ravens                                  1,745,111         16,010,629

   Current assets of discontinued operation-Albex                                  21,790          5,584,947
                                                                             ------------       ------------

       Total current assets                                                     5,077,214         25,047,332

Property, plant and equipment, net                                                569,845            681,026

Other assets                                                                        6,687              6,687

Deferred income taxes                                                             (17,944)           (13,464)

Non-current assets of discontinued operation-Albex                              1,250,000         12,038,946
                                                                             ------------       ------------

       Total assets                                                          $  6,885,802       $ 37,760,527
                                                                             ============       ============

  See accompanying notes to the consolidated financial statements (unaudited).

                      RVM INDUSTRIES, INC. AND SUBSIDIARIES


                                                                                                  2001
                                                                              ----------------------------------------------

                                                                                 DECEMBER 31                  MARCH 31
                                                                              ------------------          ------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable - trade                                                    $     1,861,680              $    1,595,481
                    - related parties                                                   25,557                       8,432
   Accrued expenses and liabilities                                                    178,378                     256,746
   Deferred income taxes                                                               (17,944)                    (13,464)
   Current portion of long-term debt                                                 5,620,253                       6,150
   Debt in default                                                                           -                  23,099,500
   Current liabilities of discontinued operation-Albex                               3,359,103                   4,563,446
                                                                              ------------------          ------------------

       Total current liabilities                                                    11,027,027                  29,516,291

Long-term debt                                                                          11,831                     431,364
Long term debt in default                                                              419,018
Notes payable - related parties                                                        527,800                     527,800
Non-current liabilities of discontinued operation-Albex                              2,640,556                   2,640,539
                                                                              ------------------          ------------------

       Total liabilities                                                            14,626,234                  33,115,994
                                                                              ------------------          ------------------

Shareholders' equity:
   Preferred stock, $0.01 par value; authorized shares, 300,000; none
     outstanding                                                                             -                           -
   Common stock, $0.01 par value; authorized shares, 3,000,000; issued and
     outstanding, 1,937,505 shares at December 31, 2001 and at March 31, 2001           19,376                      19,376
   Additional capital                                                                5,311,336                   4,786,336
   Retained deficits                                                               (13,071,144)                   (161,179)
                                                                              ------------------          ------------------

       Total shareholders' equity                                                   (7,740,432)                  4,644,533
                                                                              ------------------          ------------------

       Total liabilities and shareholders' equity                              $     6,855,802              $   37,760,527
                                                                              ==================          ==================

  See accompanying notes to the consolidated financial statements (unaudited).

                      RVM INDUSTRIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)


                                                                   NINE MONTHS ENDED DECEMBER 31
                                                               --------------------------------------
                                                                     2001                 2000
                                                               -----------------     ----------------

Net sales                                                          $  6,107,499       $  7,371,305

Cost of sales                                                         5,644,164          6,733,160
                                                                   ------------       ------------

      Gross profit                                                      463,335            638,145

Selling, general and administrative expenses                            472,362            617,407
                                                                   ------------       ------------

      (Loss) income from operations                                      (9,027)            20,738

Other income (expense):
   Other income                                                          (4,914)            46,517
   Interest expense                                                     (29,447)           (87,243)
                                                                   ------------       ------------

      (Loss) income before income taxes                                 (43,388)           (19,988)

Provision for income taxes                                                  -                7,378
                                                                   ------------       ------------

    (Loss) income from continuing operations                            (43,388)           (12,610)

Discontinued operations:
   Loss from discontinued operations of Albex, net of income
       tax benefit of $1,030,874 in 2000                             (2,262,525)        (1,749,097
   Estimated loss on disposal of Albex,                              (5,898,919)

   (Loss) gain from discontinued operations of Ravens, net of
       income tax expense of $38,286 in 2000                         (1,868,763)           (65,140)
   Estimated loss on disposal of Ravens                              (2,851,000)               -
                                                                   ------------       ------------

Net loss                                                            (12,924,595)        (1,826,847)
                                                                   ============       ============
Per share data:
   Basic and diluted earnings (loss) per share:
      Continuing operations                                        $      (0.02)      $      (0.01)
      Discontinued operations                                             (6.65)             (0.93)
                                                                   ------------       ------------
                                                                   $      (6.67)      $      (0.94)
                                                                   ============       ============


  See accompanying notes to the consolidated financial statements (unaudited).

                      RVM INDUSTRIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)


                                                                     THREE MONTHS ENDED DECEMBER 31
                                                              ---------------------------------------------
                                                                     2001                      2000
                                                              --------------------       ------------------

Net sales                                                     $     1,736,760            $     1,915,638

Cost of sales                                                       1,551,546                  1,760,474
                                                              --------------------       ------------------

   Gross profit                                                       185,214                    155,164

Selling, general and administrative expenses                          163,539                    186,300
                                                              --------------------       ------------------

   (Loss) income from operations                                       21,675                    (31,136)

Other income (expense):
   Other income (expense)                                              (6,467)                     6,500
   Interest expense                                                    (9,832)                   (25,893)
                                                              --------------------       ------------------

   (Loss) income before income taxes                                    5,376                    (50,529)

Provision for income taxes                                                  -                     18,689
                                                              --------------------       ------------------

   (Loss) income from continuing operations                             5,376                    (31,840)

Discontinued operations:
   Loss from discontinued operations of Albex, net of income
      tax benefit of $184,202 in 2000                                    (508)                  (313,640)
   Estimated gain (loss) on disposal of Albex                       1,449,451                          -
   Loss from discontinued operations of Ravens, net of
      income tax expense of $198,816 in 2000                         (501,856)                  (338,525)
   Estimated loss on disposal of Ravens                              (516,000)                         -
                                                              --------------------       ------------------

Net income, (loss)                                                    436,463                   (684,005)
                                                              ====================       ==================

Per share data:
   Basic and diluted earnings (loss) per share:
      Continuing operations                                    $        0.00              $       (0.02)
      Discontinued operations                                           0.23                      (0.33)
                                                              --------------------       ------------------

                                                               $        0.23              $       (0.35)
                                                              ====================       ==================



  See accompanying notes to the consolidated financial statements (unaudited).

                      RVM INDUSTRIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)


                                                                                    NINE MONTHS ENDED DECEMBER 31
                                                                               ----------------------------------------
                                                                                      2001                  2000
                                                                               --------------------   -----------------
Cash flows from operating activities of continuing operations:
   Net (loss) income from continuing operations..............................      $   (43,388)           $   (12,610)
   Adjustments to reconcile net (loss) income to net cash provided by operating activities of continuing operations:
     Depreciation and amortization...........................................          126,765                145,560
     Loss on Sale of Fixed Assets............................................            6,467
   Increase (decrease) in cash from changes in:
     Receivables  ...........................................................          266,405                (12,784)
     Inventories.............................................................         (198,204)               570,222
     Other assets............................................................                                  (8,501)
     Accounts payable  ......................................................          266,405               (122,747)
     Accrued expenses and other current liabilities..........................          (68,969)                56,717
                                                                               --------------------   -----------------

     Net cash provided by operating activities of continuing operations......          355,481                615,857
                                                                               --------------------   -----------------

Cash flows from investing activities of continuing operations:
   Capital expenditures......................................................          (20,498)               (77,290)
                                                                               --------------------   -----------------
     Proceeds from sale of fixed assets......................................                0                912,800
     Proceeds from sale of Ravens............................................       14,418,000                      0
     Proceeds from Sale of Albex fixed assets................................        4,250,000                      0
     Net cash used by investing activities of continuing operations..........       18,647,502                835,510
                                                                               --------------------   -----------------

Cash flows from financing activities of continuing operations:
   Payments on long-term debt................................................       (5,817,602)            (1,896,218)
   Proceeds on long-term debt................................................          750,000                      -
   Payments on notes payable - bank, net.....................................      (12,411,834)            (2,353,509)
   Payments and proceeds notes payable to related parties....................                0
   Contributed capital majority stockholder..................................          525,000                675,042
                                                                               --------------------   -----------------

     Net cash used by financing activities of continuing operations..........      (16,954,436)            (3,574,685)
                                                                               --------------------   -----------------

Cash flows provided (used) in continuing operations..........................        2,048,547             (2,123,318)
Cash flows provided (used) by discontinued operations........................       (2,112,433)             2,211,019

Net (decrease) increase in cash and cash equivalents.........................          (63,886)                87,701
Cash and cash equivalents at beginning of period..............................       1,108,115                793,122
                                                                               --------------------   -----------------
Cash and cash equivalents at end of period....................................      $1,044,229            $   880,823
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

2.       GOING CONCERN OF THE COMPANY

         The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of March 31, 2001 and through December 31, 2001, the Company was in violation of certain of its covenants related to FirstMerit Bank, N.A. ("FirstMerit") debt in the total amount of $3,470,253. The current default rendered this debt callable and as a result, the debt was classified as a current liability on the balance sheet at March 31, 2001. The loan agreements with FirstMerit bank were amended on October 3, 2001, establishing a maturity date of March 31, 2002 for all of the FirstMerit debt (see Note 4 for additional terms of amendment). Accordingly, this debt has been classified as a current liability as of December 31, 2001. In addition, the Company is in default of other long-term debt of $2,150,000 resulting from the default on the FirstMerit letter of credit. The current default of other long-term debt of $2,150,000 renders the debt callable and as a result, the debt has been classified as a current liability on the balance sheet. The Company is in default on payment of interest and principle of debentures in the amount of $419,018. These along with the Company's Board of Directors decision to shutdown Albex and sell the operations of Ravens raise substantial doubt as to the Company's ability to continue as a going concern for a reasonable period of time.

3.       DISCONTINUED OPERATIONS

         In August 2001, the Company's Board of Directors approved a plan to shutdown Albex. Accordingly, the results of operations for Albex have been presented as a discontinued operation in the accompanying unaudited consolidated financial statements for all periods presented. The estimated loss on disposal of discontinued operations of Albex has been determined based on management's estimated loss related to the write-down of impaired property, plant, and equipment and estimated losses from operations during the phase-out period. For the nine months ended December 31,2001 the loss amounted to $5,898,919.

         On December 19, 2001, the Company sold Albex extrusion building, machinery and equipment to a non-related investor. The cash received from that sale was used to pay down secured debt.

         The loss from operations for Albex for each period are presented below:


                                                   Three Months Ended December               Nine Months Ended
                                                     30                                         December 30
                                                  2001                2000                2001                2000
                                            ------------------  ------------------ -------------------  ------------------

       Net sales                            $      209,123          $3,720,297           $7,150,173       $   13,681,183
       Operating loss                                  508             497,842            2,262,525            2,779,971
       Income tax benefit                                -             184,202                    -            1,030,874
                                            ------------------  ------------------ -------------------  ------------------
       Loss from operations                                            313,640            2,262,525            1,749,097
       Estimated (gain) loss on disposal
                                                (1,449,451)                  -            5,898,919                    -
                                            ------------------  ------------------ -------------------  ------------------
       Net loss (gain)                         $(1,448,943)         $  313,640           $8,161,444       $    1,749,097
                                            ==================  ================== ===================  ==================

         On November 14, 2001, the Company sold the operating assets and liabilities of Ravens. Accordingly, the results of operations for Ravens have been presented as a discontinued operation in the accompanying unaudited consolidated financial statements for all periods presented. The estimated loss of disposal of discontinued operations of Ravens has been determined based on management's estimated loss on the sale of Ravens' operations, severance costs, and other costs incurred to sell the operations of Ravens. For the nine months ended December 31, 2001 the loss amounted to $2,851,000.

         The loss from operations for Ravens' for each period are presented below:


                                                            Three Months Ended December 31             Nine Months Ended
                                                                                                          December 31
                                                           2001                2000                2001                 2000
                                                     --------------------------------------- ------------------   -----------------

                 Net sales                               $2,793,477          $9,540,738        $   13,995,914       $   22,398,472
                 Operating loss (income)                    501,856             307,686             1,868,763             (745,609)
                 Income tax (expense)                             -            (160,473)                    -             (172,878)
                                                     --------------------------------------- ------------------   -----------------
                 Loss (income) from operations              501,856             273,192             1,868,763             (273,385)
                 Estimated loss on disposal                 516,000                   -             2,851,000                    -
                                                     --------------------------------------- ------------------   -----------------
                 Net loss (income)                       $1,017,856          $  273,192        $    4,719,763       $     (273,385)
                                                     ======================================= ==================   =================

         The current and non-current assets and liabilities of Albex have been classified appropriately on the unaudited consolidated balance sheet at December 31, 2001 and March 31, 2001 based on the timing and the amount of anticipated net proceeds related to the sale of the assets of Albex. The net assets of Ravens have been classified as a current asset.

4.       FINANCIAL OBLIGATIONS

         On October 3, 2001, FirstMerit bank amended the Company's revolving note agreement. The amended agreement extends the maturity of the revolving note from August 31, 2001 to March 31, 2002, increases the interest rate from FirstMerit's prime rate to FirstMerit's prime rate plus .75%, and amends the maximum outstanding balance of revolving loans to $11.0 million; however, when the Company sells the operations of Ravens, the maximum revolving loans available shall not exceed $9.0 million. On October 3, 2001, FirstMerit bank amended the Company's fixed asset term note agreement. The amended agreement reduces the maturity from September 30, 2006 to March 31, 2002 and increases the interest rate from FirstMerit's prime rate to 7.75%. Monthly payments will be made to FirstMerit calculated on a fifteen-year amortization at 7.75%. On July 3, 2001, the Company entered into a $750,000 short-term note with FirstMerit bank. Interest is 9.0% and the note matured on August 2, 2001. On October 3, 2001, FirstMerit bank amended the Company's short-term note agreement. The amended agreement extends the maturity from August 2, 2001 to March 31, 2002.

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

6.       INVENTORIES

         Inventories consist of the following:

                                December 31, 2001          March 31, 2001
                             -------------------------   --------------------

         Raw materials            $     909,956              $    704,427
         Work in process                      -                         -
         Finished goods                 540,839                   548,164
                             -------------------------   --------------------

                                     $1,450,795                $1,252,591
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

         The Company and Albex, in August 2001, were named in a wrongful death and intentional tort claim. The defendants and their insurance companies believe in the strength of their defenses and intend to asset them if a trial is necessary. In cases like this where there are many underlying facts that are disputed it is difficult to predict a favorable or unfavorable outcome. If the plaintiff prevails against the Company, liability is significant, and a jury will have broad discretion to fix the amount of damages it awards for both compensatory and punitive damages.

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

                      RVM INDUSTRIES, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                DECEMBER 31, 2001


                     MATERIAL CHANGES IN FINANCIAL CONDITION

The Company had cash and cash equivalents of $1,044,229 and $1,108,115 at December 31, 2001 and March 31, 2001, respectively. The Company and FirstMerit Bank on October 3, 2001 agreed to amend the loan agreements in order for the company to complete the sale of the Ravens and the Albex assets. The line of credit, secured by the Company's accounts receivable and inventory, was extended from August 31, 2001 to March 31, 2002; the maximum loan limit is $ 11,000,000 and the interest rate is prime plus 0.75% per annum. The maximum loan limit amount decreases to $9,000,000 on November 15, 2001. The Company owed $1,627,917 on the line of credit at December 31, 2001. The term note with FirstMerit that is secured by certain pieces of machinery, equipment, property, of Albex, the due date was amended from September 30, 2006 to March 31, 2002. The amortization of the loans remains at fifteen years and the interest is fixed at 7.75% per annum. FirstMerit entered into a short-term note with the Company providing a $750,000 fixed term loan, at a fixed interest rate of 9.0% per annum, and monthly interest only payments that are due March 31, 2002. The Company owed $1,842,336 on the two term loans as of December 31, 2001. Mr. Jacob Pollock, the principle stockholder of the Company increased his personal guarantee for the two FirstMerit loans from $2,500,000 to $3,250,000.

The proceeds from the sale of certain assets of Albex and the sale of all the assets net of assumed liabilities of Ravens was used to fund operating expenses to close down those businesses and to reduce substantially the secured debt and the line of credit.

In December 2001, Mr. Jacob Pollock resolved a liability of Albex that he had personally guaranteed for $525,000. The company recorded Mr. Pollock's payment of the liability as paid in capital.

The financial statements in this document have been prepared on a going concern basis, which contemplates the realization of assets and liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of assets carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

Account Receivables (SABI only) of $792,185 reflect a decrease from year-end of $126,765 resulting from lower sales.

Inventories (SABI only) of $ 1,450,794 increased from year-end by $198,204. Inventories have increased due to the combination of mix of sales and availability of lower cost material.

Current Assets of discontinued businesses of Ravens and of Albex reflect the liquidation of Albex Accounts Receivables and Inventory due to the close down of the business and the sale of Ravens assets.

The reduction of the value of the non current assets of discontinued business results mainly from the estimated loss on sale of the fixed assets of Albex cast house equipment and building, and from the sale of the extrusion business building and equipment.

Accounts Payable (SABI only) of $1,861,680 increased $266,200 and reflected the increase in extended payment terms provided by suppliers.

Current portion of long-term debt, debt in default, and current liabilities of discontinued operations netted were lower. The cash received from the sale of Ravens assets and the transfer of certain liabilities to the purchaser and the sale of Albex extrusion fixed assets was used to pay down the debt and to reduce liabilities of the Company.

Although no assurances are possible, the Company believes that the current financing with FirstMerit will allow SABI to function as a going concern.

The Company believes that the sale of the assets and certain liabilities of SABI will be completed in the near future. The Company believes that the sale of these assets along with the completion of the sale of the remaining assets of Albex are required to pay down the debt owed to FirstMerit that is due March 31, 2002. The only alternative is to arrange new financing. The Company believes that the potential sale of the SABI assets and liabilities and the sale of Albex asset will generate enough cash to pay down most of the senior secured debt. However certain unsecured vendors (mainly at Albex) will not be paid. As the Company winds down the operations, its shares will have little or no value to the stockholders and it is unlikely that the Company will pay the debt to related parties.

               Nine Months Ended December 31, 2001 Compared to the
               ---------------------------------------------------
                       Nine Months Ended December 31, 2000
                       -----------------------------------


Consolidated net sales, which represent SABI only, were $6,107,499 or $1,263,806 (17.1%) lower than last year. Closing non-profitable sales offices in Pennsylvania and North Dakota and the general slowdown of the economy caused the lower sales. Gross Profit as a percent of net sales decreased to 7.6% from 8.7%, due mainly to mix of product and higher material cost. Selling and General Administrative costs were reduced 23.5% to $473,362. Other income was lower than last year due to a one time workers compensation grant received last year. SABI loss for the six-month period was $(43,388) compared to a loss of $(12,610) in the comparable period last year.

The Company completed the sale of Ravens assets and certain liabilities to Fontaine Trailer Company. The transaction was completed on November 14, 2001. The company recorded an estimated $2,851,000 loss on the disposition of Ravens that includes a loss on the sale of the assets and the cost incurred to sell Ravens. The continuing losses at Ravens due to the severe downturn in truck trailer sales and the inability to find long term replacement financing resulted in the Company's decision to sell Ravens. The Company utilized the cash generated from the sale of Ravens to reduce secured party debt and for cost associated with the sale of the company.

The Company announced the close down of Albex on August 10, 2001. Albex had continuing losses due to the steep decline in the truck trailer market and also to the overall decline in the manufacturing segment in the country. The Company expected Albex to continue the significant losses for the next few quarters before the overall economy and especially the truck trailer market would improve. The Company could not continue to fund continuing losses at Albex from the cash flow of the other businesses. The Company will liquidate the assets of Albex and use the proceeds to reduce secured debt. The Company recorded a $5,898,919 provision for the estimated losses from operations during the phase out period and managements estimate of losses related to the write down of impaired property plant and equipment.

The Company sold to a non-related investor, Albex extrusion building and the machinery and equipment. The transaction was completed December 19, 2001. The company has signed a letter of intent to sell the cast house building and all of the equipment to a non-related third party. The sale is expected to be complete by March 31, 2002.

              Three Months Ended December 31, 2001 Compared to the
              ----------------------------------------------------
                      Three Months Ended December 31, 2000
                      ------------------------------------

Consolidated net sales, which represent SABI only, were $1,736,760 or 9.3% lower than last year. Closing non-profitable sales offices in Pennsylvania and North Dakota and the general slowdown of the economy caused the lower sales. Gross Profit as a percent of net sales increased to 10.6% from 8.1%, due mainly to mix of product and lower material cost. Selling and General Administrative costs were reduced 12.2% to $163,539. Other income was lower than last year due to a loss on sale of fixed assets. SABI's profit for the three-month period was $5,376 compared to a loss of $(31,840) in the comparable period last year.

Ravens incurred an additional $501,856 of operating loss for the third quarter. Continuing low demand for the flat bed trailer suppressed sales and resulted in the loss. The continuing losses at Ravens due to the severe downturn in truck trailer sales and the inability to find long term replacement financing resulted in the Company's decision to sell Ravens. The Company revised the estimate of the loss on the sale of Ravens in the third quarter by $516,000 due mainly to higher legal and professional costs associated with the sale of the company. The Company utilized the cash generated from the sale of Ravens to reduce secured party debt.

The Albex operating loss increased minimally due to the completion of the closing of the facility in October, four months ahead of plan. Mr. Jacob Pollock the majority stockholder of RVM Industries settled a liability to a non-related third party that he had personally guaranteed for $525,000. The Company recorded the payment as paid in capital. The additional $1,471,000 forgiven on the liability was recorded as a reduction in the loss on disposal of Albex assets.

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

                           PART II. OTHER INFORMATION

Item 1. Legal Disclosures

         The Company and Albex, in August 2001, were named in a wrongful death and intentional tort claim. The defendants and their insurance companies believe in the strength of their defenses and intend to asset them if a trial is necessary. In cases like this where there are many underlying facts that are disputed it is difficult to predict a favorable or unfavorable outcome. If the plaintiff prevails against the Company, liability is significant, and a jury will have broad discretion to fix the amount of damages it awards for both compensatory and punitive damages.

Item 5. Other Information

         The Company's outside independent accountants as required by Reg. S-X Rule 10-01(d) did not review the enclosed unaudited financial statements.

         James R. McCourt has resigned as of February 8, 2002 as the Company's Chief Financial Officer and Principal Accounting Officer.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits:

              Exhibit No.                            Item
              -----------                            ----

(b)      Reports on Form 8-K:

         A Form 8-K was filed on August 10, 2001 describing the closing of the Albex Aluminum Subsidiary.
         A Form 8-K was filed on November 21, 2001 describing the sale of the Ravens Assets.
         A Form 8-K was filed on December 21, 2001 describing the resignation of the Company's auditor.


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

                          RVM INDUSTRIES, INC.
                          --------------------
                                 (Registrant)


                                 By:   /S/ Jacob Pollock
                                       ----------------------------------
                                           Jacob Pollock
                                           Principal Financial Officer
                                           and Principal Accounting Officer


         Date: February 13, 2002