Form 10-K
period 2002-03-31
RVM INDUSTRIES INC
filed 2002-06-27
CIK 82172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C., 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2002	Commission File No. 0-1709

RVM INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	31-1515410

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

753 W. Waterloo Road, Akron, Ohio	44314-1519

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (330) 753-4545

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act:

Common Stock (par value $.01 per share)

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

The aggregate market value of the voting stock held by non-affiliates as of June 1, 2002, based on a bid price of $0.05 was approximately $8,665. The Registrant has no non-voting common equity.

There were 1,937,505 shares outstanding of the Registrant’s common stock as of June 1, 2002.

Documents Incorporated by Reference

None

RVM INDUSTRIES, INC.

Index to Annual Report on Form 10-K
for the Fiscal Year Ended March 31, 2002

		Pages

PART I

Item 1	Business	3-8

Item 2	Properties	8-9

Item 3	Legal Proceedings	9

Item 4	Submission of Matters to a Vote of Security Holders	9

PART II

Item 5	Market for Registrant’s Common Equity and Related Stockholder Matters	10

Item 6	Selected Financial Data	11

Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12-16

Item 7a	Quantitative and Qualitative Disclosures about Market Risk	17

Item 8	Financial Statements and Supplementary Data	17-42

Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	43

PART III

Item 10	Directors and Executive Officers of the Registrant	43-44

Item 11	Executive Compensation	45-47

Item 12	Security Ownership of Certain Beneficial Owners and Management	48

Item 13	Certain Relationships and Related Transactions	49

PART IV

Item 14	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	50-52

PART I

Item 1. Business

Companies

         RVM Industries, Inc. (RVM) is a publicly held holding company. Ravens, Inc. (Ravens), Albex Aluminum, Inc. (Albex), and Signs and Blanks, Inc. (SABI) are wholly owned subsidiaries of RVM. On November 14,2001, Ravens sold its operating assets and liabilities to Fontaine Trailer Company, Inc. Ravens changed its name to Waterloo Holding Company. The “Company” refers to RVM, Ravens (Waterloo Holding Company), Albex and SABI, collectively.

Fiscal Year

         RVM’s fiscal year ends on March 31. References to 2002, 2001, etc. are for the fiscal years ended March 31, 2002, 2001, etc., respectively.

General Development of the Business

         Ravens Metal Products, Inc. was incorporated in the State of West Virginia on April 9, 1956 and reincorporated in the State of Delaware on September 3, 1986. Jacob Pollock (Pollock) acquired majority control on May 3, 1991.

         On March 31, 1997, Ravens Metal Products, Inc. changed its name to Ravens, Inc. and effected reorganization with RVM pursuant to Section 251(g) of the Delaware General Corporation Law. Each holder of the common stock of Ravens became the holder of an equal number of shares of RVM, a newly created holding company. The holders of RVM common stock have substantially the same rights that they had as holders of the common stock of Ravens. RVM filed Form 8-B on March 31, 1997 to register the common stock shares of RVM with the Securities and Exchange Commission.

         On March 31, 1997, RVM purchased all of the common stock of Albex and SABI, which were corporations wholly, owned by Pollock, the majority shareholder of RVM. Since this was a business combination of entities under common control, the financial statements of prior years were restated to reflect the combination on an “as if pooling of interests” basis.

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

         In August 2001, the Company’s Board of Directors approved a plan to shut down Albex. Albex suspended cast house production in November 2000 due to slow demand for aluminum billet. By September 2002 all extrusion manufacturing was suspended. Low demand for the product was the major cause of the shutdown.

         On November 14, 2001, the Company sold the operating assets and liabilities of Ravens to Fontaine Trailer Company, Inc. Ravens changed its name to Waterloo Holding Company and controls the assets and liabilities not sold to Fontaine Trailer Company, Inc.

         In December 2001, the Company sold Albex extrusion machinery and equipment to a non-related third party.

         In January 2002 the Company entered into an agreement with a non-related third party to sell Albex cast house land, building, machinery and equipment.

Markets

      Ravens

         The principal business of Ravens is the design and manufacture of truck trailers, consisting of platform (flatbed) trailers, drop deck trailers, dump trailers, and dump truck bodies. Since the late 1950s, Ravens has designed and manufactured durable, lightweight aluminum trailers and bodies, which provide the advantage of lower operating costs plus higher legal payload capacity. Ravens’ products are primarily made with aluminum bodies and aluminum chassis. With the addition of the Knox facility, Ravens now produces a dump trailer made of steel. The steel dump trailer serves the demolition market, which requires a more durable body. Ravens’ truck trailers are basically standardized products with a number of optional features available; however, certain variations are often made to satisfy customers’ requirements. Ravens also manufacture truck and trailer accessories, including toolboxes, side kits and boxes, bulkheads and other optional equipment. Ravens sells a wide variety of after-market parts for trucks and trailers, including parts for its own trailers

         The markets for Ravens’ truck trailer and body product lines are virtually all within the highway transportation industry in the U.S. with a small amount of sales in Canada. These markets include both for-hire carriers (commercial trucking companies and owner operators) and private carriers (manufacturers and producers delivering their own products or commodities). Dump trailer and body applications include construction and road building materials, agricultural and mining products, industrial and municipal waste, and a wide range of other bulk commodities. Platform trailers are utilized in a variety of applications, including steel and other metals, lumber, building materials, machinery, appliances, and industrial equipment. The overall business of Ravens is not generally seasonal.

         A down turn in the U.S. trailer industry started approximately in the second calendar quarter of 2000 and the industry has yet to see a recovery. For the calendar year 2000 the Bureau of the Census reported overall manufacturers shipments of units were 240,256 down 20.1% from the previous year, with the fourth quarter shipments down 31.4% from the previous fourth quarter. The Industry had continued to be depressed in calendar year 2001. Ravens sales through November 14, 2001 decreased 49.5% from the same period last year. Over all industry information was not available for calendar year 2001.

         Trailer sales have been affected by fuel prices, interest rates, bankruptcies that have made available newer used equipment in the market place, tighten credit policies of financing sources for customers and the overall general slowing of the economy.

      Albex

         Albex operated three extrusion presses (1,400 ton, 2,200 ton, and 3,000 ton) for standard and custom soft alloy aluminum extruded shapes. Several of aluminum’s physical properties such as tensile strength, corrosion resistance, thermal conductivity, lighter weight than steel, and scrap value for recycling are attractive to a wide range of markets. Albex sold to manufacturers, fabricators and distributors in the transportation, building and construction, consumer durables, and other aluminum extrusion markets. Most sales are to customers in the midwestern portion of the U.S. Albex’s business is not generally seasonal.

         Albex extrusion business continued to decrease in 2002. Albex shipped 5.8 million pounds of extrusions in the first five months of 2002, a decrease of 40% over the same five months of 2001. The transportation industry continued to be in a severe recession with overall recession in the manufacturing segment. In 2001, Albex shipped approximately 18.5 million pounds of aluminum extrusions on a market that exceeded 3.5 billion pounds. Albex shipments in 2001 were down 32.9% from 2000 due to a general decline in the business activity in manufacturing and most specifically the transportation segments.

         Applications in the transportation market include truck trailers and bodies, utility trailers, recreational vehicles, and railcars. Approximately 7%, 18%, and 21%, of Albex’s net sales in 2002, 2001, and 2000, respectively, were to Ravens. These sales and intercompany inventory profits have been eliminated from the consolidated financial statements.

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

         Albex constructed an aluminum billet casting facility in 1997 in order to recycle aluminum scrap generated internally and purchased from suppliers into aluminum billet to be used for producing extrusions and to sell to customers. The aluminum billet market suffered a dramatic drop in demand. Coupled with significant drop in Ravens orders, Albex suspended production at the cast house in November 2000. Billet supplies are readily available at competitive prices from other producers.

      SABI

         SABI is a fully automated manufacturer of aluminum sign blanks and traffic, warning, and street signs. SABI distributes its manufactured products and purchased sign posts to a market approximating $350 million per year. Approximately two-thirds of SABI’s sales are to fabricator/dealers who purchase aluminum blanks, cover them with reflective sheeting that is often silk screened, and then sell the finished signs to governmental agencies. Approximately one-third of SABI’s sales are directly to governmental agencies in the form of blanks or signs silk-screened by SABI’s print shop. Most sales are to customers east of the Mississippi River. SABI’s business is not generally seasonal.

Backlog

         Ravens’ backlog of orders for new trailers amounted to approximately $1,250,000 at September 30, 2001 indicating a further decline in business activity as compared to $1,700,000 at May 31, 2001 and to approximately $5,009,000 at May 31, 2000. The order backlogs for the extrusion and sign industries are not relevant due to the nature of the industries and customers. These backlogs tend to be low and of short duration.

Distribution and Service

      Ravens

         Ravens sold and serviced truck trailers nationally through 71 trailer dealerships located in 32 states and 4 dealerships located in Canada. Ravens owns trailer and parts sales branches located in Dover, Ohio. In addition, Ravens has regional sales managers who support the dealerships and solicit direct sales from fleet customers.

         Service and maintenance on Ravens’ products were performed by its Dover, Ohio service branch. The Company approved garages, repair shops, and customers are also authorized to service its products.

         Ravens assisted in financing its trailer sales to customers by guaranteeing the time payment notes of customers with acceptable credit standing to a finance company. See Note 8 to the consolidated financial statements as to contingent liabilities with respect to these notes.

         Ravens accepted used trailers as trade-ins on sales of new trailers and purchases used trailers for resale. Ravens generally recondition these used trailers when necessary and hold them for resale. Ravens do not generally lease trailers.

      Albex

         Albex utilized its own sales force and manufacturer representatives to solicit orders from distributors and other customers. Albex also toll processes metal owned by customers into billets and extrusions.

      SABI

         SABI solicits sales mainly through telephone contacts with customers and through independent sales representatives.

Raw Materials

         Aluminum in the form of coil, sheet, plate, primary ingot, billet and scrap is the principal raw material used by the Company. The Company also purchased components such as reflective sheeting, tires, wheels, axles and other hardware items. The Company is not dependent upon any single supplier for aluminum or other raw materials and components; however, a significant increase in the price or an interruption in the supply of aluminum could adversely affect the Company.

Competition

      Ravens

         Ravens competed nationally in the platform trailer and dump trailer categories of the diverse and highly competitive truck trailer industry. There were approximately 90 companies who manufacture aluminum, composite (aluminum and steel), and steel platform and/or dump trailers. A majority of these companies compete within local or regional areas.

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

         Ravens was recognized as a leading manufacturer of aluminum platform trailers. Ravens believes that there are no more than 10 manufacturers of aluminum platform trailers, of which four account for approximately 90-95% of the units produced. Ravens believes, based upon 2000 estimates of units registered, that Ravens’ market share was approximately 25% and that East Manufacturing Corporation, Benson Truck Bodies, Inc., and Reitnouer, Inc. had market shares of approximately 21%, 17%, and 32%, respectively. Ravens strives to compete based upon product performance, but economic conditions and competition with aluminum, composite, and steel manufacturers have caused the importance of price to increase. Market information for 2001 was not available.

         Ravens commenced production of platform trailers in its Kent, Ohio facility in June 1995 and in October 1996 introduced the FleetHawk, a platform trailer designed to compete more effectively against composite trailers sold to the more cost conscious fleet customer. The FleetHawk is heavier but less expensive than the Ravens Eclipse II Classic. Ravens believes that the higher initial cost of the FleetHawk can be more than recovered through lighter weight and lower operating costs than the composite trailer offered by competitors. Ravens also introduced an aluminum flatbed truck body with the same features as the Eclipse II Classic flatbed (platform) trailer. Ravens introduced a drop deck platform trailer in March 1998.

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

         On November 14, 2001, the Company sold the operating assets and liabilities of Ravens to Fontaine Trailer Company, Inc.

      Albex

         The aluminum extrusion industry is highly competitive. Although there are more than 100 companies in North America that participate, the industry has begun to consolidate as large aluminum companies have acquired major extrusion manufacturers. The Company’s principal competitors now include Alcoa, Kaiser, Indalex, Norsk and Hydro Wells Aluminum. Success in the industry turns on a company’s ability to keep the presses at a high level of utilization while supplying a quality product on time and at a fair price. Albex had positioned itself well in the industry with the three extrusion presses, ISO 9002 certification, fabrication capabilities and strong customer orientation.

      SABI

         SABI believes that it is one of the four largest companies whom together account for approximately 25% of the sign market and that its market share approximates 5-6%. The other three companies are Hall Signs, Inc., Newman Traffic Signs, Inc. (Newman), and Vulcan, Inc. Newman competes against SABI in all geographic markets, whereas the others are strong in particular geographic areas. A large number of other manufacturers, fabricator/dealers, and governmental sign shops account for the other 75% of the sign market.

Patents and Trademarks

         Ravens is a registered trademark for its swirl design finish on its manufactured products. Ravens believe that the swirl finish is a cosmetic feature, which favorably distinguishes its trailers and bodies from competitors’ products. Ravens sold the trademark to Fontaine Trailer Company, Inc. on November 14, 2001.

Employees

         The Company employed approximately 40 people at March 31, 2002 compared to approximately 296 administrative, sales, engineering, production, and repair and service personnel at March 31, 2001. The International Association of Machinists and Aerospace Workers, AFL-CIO represented the hourly personnel at the Ravens facility in Dover, Ohio, under an agreement, which expires on April 18, 2002. The International Association of Bridge, Structural and Ornamental Iron Workers, AFL-CIO represented the hourly production employees at the Ravens Kent, Ohio facility, under an agreement that expires on April 15, 2004. The United Steelworkers of America, AFL-CIO, represent Albex’s hourly production employees under an agreement, which expires on June 5, 2002. SABI’s hourly production employees are represented under an agreement expiring on December 31, 2003 with The Glass, Molders, Pottery, Plastics & Allied Workers International Union, AFL-CIO.

Regulation

         The U.S. Government and State Governments regulate truck trailer length, height, width, maximum capacity and other specifications. The U.S. Government also regulates certain safety features incorporated in the design of truck trailers.

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

Item 2. Properties

         RVM leases approximately 11,000 square feet of office space for its corporate office in Akron, Ohio.

         The company sold or transferred the leases for the following properties to Fontaine Trailer Company, Inc. on November 14, 2001.

1.	The Ravens manufacturing facility is on an 8-acre site in Jacksonville, North Carolina. This facility is comprised of a prestressed concrete building that contains approximately 43,200 square feet of fabrication area and a concrete block building with approximately 3,000 square feet of space for washing and painting trailers.

2.	The Ravens manufacturing facility is on a 22-acre site in Kent, Ohio. The building consists of approximately 95,000 square feet primarily of steel construction. Ravens completed construction of a 62,000 square foot steel building at its Kent property on April 30, 1999. The building houses aluminum cut-to-length equipment and provides space for manufacturing new products.

3.	Steel dump production at a 6-acre site with two buildings leased by Ravens in Knox, Indiana. The main building is approximately 55,000 square feet; a brake press building of 4,900 square feet was completed in November 1999.

4.	The branch in Dover, Ohio is housed in three buildings of cement block construction with approximately 25,000 square feet of floor area on 3.5 acres of land. This property is utilized for trailer sales, service, and repairs. The building contains offices, storage space, and shop space. Yard area is utilized for storage of new and used trailers and trailers in process of repair and maintenance. Ravens owned the land and buildings.

5.	Land and buildings situated on approximately 9.2 acres adjacent to the branch facility in Dover, Ohio. From 1995 to 1997, Ravens utilized the buildings, constructed primarily of concrete block and totaling approximately 36,000 square feet, for manufacturing of utility, snowmobile, and personal watercraft trailers. Ravens relocated the wholesale parts business from Parkersburg, West Virginia in July 1998 to this property.

6.	Albex owns a 47-acre site in Canton, Ohio. The extrusion operation and administrative offices were located in a 250,000 square foot building constructed primarily of brick. A 36,000 square foot prefabricated steel building houses the billet casting operation.

         The Albex extrusion building and land were leased to a non-related third party that had purchased the extrusion machinery and equipment. The lease term is for ninety-nine years with a one-year notification required to terminate.

         SABI operates in a leased 64,000 square foot predominantly steel and concrete block building in Akron, Ohio. RVM believes that SABI has sufficient production capacity to meet current and projected demand for its products.

         Certain owned property of the Company was subject to mortgages and is collateral for lines of credit and a letter of credit. See Notes 6 and 7 to the consolidated financial statements.

Item 3. Legal Proceedings

         The Company, Ravens, Waterloo Holding and Mr. Jerry Pollock have been named in a fraudulent suppression complaint made by Fontaine Trailer Company, Inc. The complaint involves warranty issues and the amount of warranty reserve transferred to Fontaine Trailer Company, Inc. as part of the purchase price of Ravens. The Company believes that the reserve was adequate to fund all warranty claims in the future for units sold by Ravens prior to the sale of the company.

         The Company and Albex and are defendants in a wrongful death and employer intentional tort claim. In cases like this where there are many underlying facts that are disputed it is difficult to predict a favorable or unfavorable outcome. If the plaintiff prevails against the Company, liability is significant, as the jury will have broad discretion to fix the amount of damages it awards for both compensatory and punitive damages. The Company believes in the strength of its defense and intends to assert them if a trial is necessary. The Company also believes any settlement is within the limits of its insurance policies.

         Albex has been named in a number of unsecured creditors claims for amounts due. The sale of all of the assets of Albex will be used to pay down the debt to the secured creditors. The Company had notified all of Albex’s unsecured creditors that payment was not probable.

         Albex has been named in a foreclosure proceeding relating to the mortgage on the land and buildings. Albex will surrender the land and buildings to the mortgage holder when the proceeding is completed. The mortgage holder is a company controlled by Mr. Jerry Pollock. The mortgage on the land and building is $3,486,564 and the appraisal for the land and buildings as of May 3, 2001 was $1,820,000.

         The Company is involved in various claims and litigation arising in the ordinary course of business. Management believes that the outcome of such claims will not have a material adverse effect on the Company’s financial position and results of operations and cash flows.

Item 4. Submission of Matters to a Vote of Security Holders

         There were no matters submitted to a vote of security holders in the quarter ended March 31, 2002.

PART II

Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters

         RVM’s common stock (trading symbol “RVMI”) is traded over-the-counter and quoted on the OTC Bulletin Board and on “pink sheets” which are published periodically. The high and low trade prices and shares traded of RVM’s common stock as reported by the OTC Bulletin Board for each quarterly period during the last two fiscal years were as follows:

			Shares
	High	Low	Traded

2002

First quarter	4.000	1.010	0

Second quarter	1.010	1.010	0

Third quarter	1.010	1.010	3,800

Fourth quarter	1.010	0.040	0

2001

First quarter	4.750	4.000	7,900

Second quarter	4.750	4.000	11,800

Third quarter	4.250	4.125	3,700

Fourth quarter	4.250	4.000	2,500

         The trade prices do not include retail mark-ups, markdowns or commissions.

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

         There were approximately 3,700 holders of record of the Registrant’s common stock as of June 1, 2002. See Item 12.

Item 6. Selected Financial Data for the years ended March 31

         This information should be read in conjunction with the consolidated financial statements and the related notes in Item 8 and Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7.

	2002	2001	2000		1999	1998

Net sales	$8,080,448	$9,457,015	$9,991,880		$11,153,221	$11,302,623

Income (loss) from operations	191,977	(133,495)	70,075		462,203	216,080

Income (loss) from discontinued operations net of income taxes- Albex	(5,506,063)	(3,320,718)	(3,331,004	)(1)	(1,507,154)	(965,617)

Income (loss) from discontinued operations net of income taxes-Ravens	(5,314,529)	(790,313)	2,725,478		2,755,765	2,791,249

Cumulative effect of accounting change(3)	0	0	0		0	(211,651	)(2)

Net income (loss)	(10,628,615)	(4,244,526)	(535,451)		1,533,341	1,821,944

Basic and diluted earnings per share: (2) Income before cumulative effect of accounting change	$(5.49)	$(2.28)	$(0.28)		$0.79	$1.05

Cumulative effect of accounting change	0.00	0.00	0.00		0.00	(0.11)

Net income (loss)	$(5.49)	$(2.28)	$(0.28)		$0.79	$0.94

Average number of shares used in computation of per share amounts	1,937,505	1,937,505	1,937,498		1,936,756	1,935,776

Cash dividends declared per common share	0	$0	$0		$0	$0

Total assets	9,033,528	43,702,603	53,731,708		48,999,890	48,348,030

Total long-term obligations	6,798,813	3,873,905	30,760,387		27,866,431	26,995,189

Working capital	(3,920,349)	(15,032,041)	15,412,492		10,655,095	10,591,297

Shareholders’ equity	(5,459,082)	4,644,533	8,889,059		9,422,510	7,888,169

(1)	Includes loss of $2,573,016 for impairment of long-lived assets.

(2)	Net loss for Albex and SABI for the quarter ended March 31, 1997 recorded as accounting change as Albex and SABI changed their fiscal year ends from December 31 to March 31.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

         The Company entered into 2002 with the expectation that the economy would turn around. The recession that was being experienced by the trucking and extrusion businesses had started in calendar April 2000, well ahead of the general economy. The Company had been in default on its loans since September 2000. The Company continued throughout 2001 to work with its lenders and suppliers to keep the Ravens, Albex and SABI businesses continuing.

         Liquidity became the Company’s key issue. Both Ravens and Albex continued to experience significant sales decreases due to the trucking and extrusion industries further decline in sales. Both Ravens and Albex continued to cut costs and reduce inventories as sales volume declined. The Company continued to look for alternative financing, but the losses generated and the continuing bleak forecasts for the trailer and extrusion industries prevented any interest from lenders.

         In August 2001 the Company’s Board of Directors approved the plan to shutdown Albex. Albex’s current assets were liquidated and the cash was used to pay both expenses and secured lenders. In December 2001 Albex’s extrusion machinery and equipment were sold to a non-related third party. The cash was used to pay expenses and the secured lenders. The remaining assets of Albex either will be sold and or are in a foreclosure proceeding. The cash generated will be used to pay expenses and secured lenders.

         On November 14, 2001, Ravens operating assets and liabilities were sold to Fontaine Trailer Company, Inc. The cash was used to pay expenses and the secured lenders.

         The Company has liabilities greater than its assets. The Company’s intent is to sell SABI and the remaining assets of Albex. The cash generated from those sales will be used to pay down the secured debt owed to FirstMerit. However, certain unsecured vendors (mainly to Albex) have been notified that they will most likely not be paid. As the Company winds down operations, its shares will continue to have little value to stockholders.

LIQUIDITY AND CAPITAL RESOURCES

         The Company had cash and cash equivalents of $173,392 and $1,108,115 at March 31, 2002 and 2001, respectively. The Company could have borrowed approximately $140,743 more on a line of credit at March 31, 2001. The Company also has a $450,000 draw down note that was not borrowed against at March 31, 2002. The Company owes FirstMerit as of March 31, 2002 $3,540,977 on a five-year note secured by all of the company’s inventory, receivables and fixed assets.

         As discussed in footnote 6, in Notes to the Consolidated Financial Statements, the Company at March 31, 2001 was not in compliance with its bank covenants on cash flow coverage and minimum net worth. The Company owed FirstMerit as of March 31, 2001, $14,039,750 on the $20,000,000 note secured by all the Company’s inventory and receivables and $5,118,023 on two long term notes secured by certain fixed assets at Albex and Ravens.

         The Company, through the sale of Ravens, the close down of Albex and the sale of the extrusion machinery and equipment, has been able to reduce the long-term debt to secured lenders. The Company’s intent is to sell the remaining assets of Albex and then to sell SABI. The cash generated from these sales will be used to pay down secured debt to FirstMerit. As liabilities exceed assets, there is doubt about the Company’s ability to continue to operate as a going concern.

         The financial statements in this document have been prepared on a going concern basis except for the discontinued operations assets and are stated at management’s estimate of the impaired value. Also, discontinued operations liabilities include a reserve for cost associated with disposing of the Waterloo Holding Company (Ravens) and Albex assets and liabilities.

2002

         Net cash used by operating activities $(30,345) was used mainly to pay-down vendors at SABI and to increase inventories. Inventories increased $193,725 as SABI provided for potential shortages due to a supplier bankruptcy in 2002. SABI has been able to replace the supplier with other sources. SABI is paying down extend terms provided by its suppliers and has reduced accounts payable by $168,351.

         Cash provided from investing activities resulted from the net sale of Ravens’ operating assets and liabilities of $14,418,000 and Albex’s extrusion machinery and equipment of $4,250,000.

         The proceeds from the sale of the assets were used mainly to pay down the line of credit debt in default and the secured long term debt to the State of Ohio, the Kent bonds and to FirstMerit (see Note 7 to the Consolidated Financial Statements).

         The Company replaced long-term notes to FirstMerit with a five-year note for $3,640,977 (see Note 7 to the Consolidated Financial Statements).

         Net cash flow used in discontinued operations was to fund the losses generated by Ravens and Albex.

2001

         Net cash provided by operating activities of $1,142,825 was generated mainly by SABI decreasing inventory by $448,072 and extending payables by $572,529.

         The Company made capital expenditures at SABI of approximately $77,000 used mainly for the replacement of forklift trucks.

         The Company used cash to pay-down long-term debt by $1,223,284 and notes payable to the bank by $4,347,294. Net cash flow generated by discontinued operations of $3,904,158 and proceeds from notes from related parties of $909,258 were used for payments on long tern notes and bonds and note payables bank.

         Cash generated by discontinued operations was $3,904,158.

         Cash generated from operating activities of discontinued operations was $4,731,905 and was achieved by the reduction of inventory and receivables at Ravens and Albex net of their operating losses. Ravens and Albex inventories and receivables decreased by $8,670,400. Operating losses at Ravens and Albex net of depreciation was $(2,065,840). The net reduction in current liabilities was $(1,872,655) and was mainly used by paying warranty and taxes.

         Cash used by discontinued operations was $(827,747). Capital expenditures at Ravens and Albex of $1,995,386 were offset by sale of fixed assets at Albex of $939,838 and the use of the remaining funds held by the Kent bond trustee of $227,801.

         Capital expenditures at Albex were approximately $1,800,000, used mainly for the expansion of the packaging and shipping department, upgrading the large extrusion press, production dies and other manufacturing equipment. Ravens invested approximately $194,000, used mainly for the installation of the environmental equipment, totaling $174,000, at the Dover facility, the remaining amount on other manufacturing equipment.

2000

         Net cash used in operating activities of $(287,256,) was primarily for reducing accounts payable at SABI. Capital Expenditures at SABI were approximately $209,000 primarily for new computer hardware to become Year 2000 compliant.

         On April 8, 1999 and amended on September 30, 1999, the Company entered into a long-term note with FirstMerit N.A. for $1,614,220. The funds were used by Ravens to purchase the Knox facility equipment and for additional capital equipment. Notes payable to the bank increased $4,172,948 to support the growth in discontinued operations. Payments on long-term bond and notes payables were $(1,962,030).

         Cash used in discontinued operations was $(2,894,357). The cash used was mainly for capital equipment at Albex and to fund the sales growth in inventory and receivables.

RESULTS OF OPERATIONS

Years Ended March 31, 2002 and 2001

         Net sales of $8,080,448 were $1,376,567 or 14.5% lower than last year. Sales were affected by the slow economy. Gross Profit of 8.2% was slightly lower than 2001 of 8.3%. Selling, general and administrative cost was reduced by 25%, as management reduced cost. As a result of the reduction in costs and a settlement of a vendor payable, operating income from continuing operations increase to $191,977 in 2002 from a loss of $(133,495) in 2001.

         Loss from discontinued operations- Albex (see Note 3 to the Consolidated Financial Statements) increased to $(5,506,063) in 2002 from $(3,320,718) in 2001. In August 2001 the Company announced a plan to close down Albex. Albex continued to experience a decline in sales and no expectation of an upturn in 2002. Sales declined by 40% in 2002 for the same five month period in 2001. The sales decline was due to the general economy recession, especially in the truck trailer market. The Company recorded $(3,496,926) for a loss on sale of fixed assets sold in December 2001, expenses to close down the facility and managements estimate of loss related to the write down of impaired property, plant and equipment.

         Loss from discontinued operations of Ravens (see Note 3 to the Consolidated Financial Statements) increased to $(5,314,529) in 2002 from $(790,313) in 2001. On November 14, 2001 the Company sold all the operating assets and liabilities to Fontaine Trailer Company, Inc. The continuing decline in the truck trailer market and the inability to obtain long term financing led to the decision. Sales declined in 2002, 49.5% to $13,403,826 for the same eight-month period from last year. The Company recorded $(2,480,763) for the loss on the sale of Ravens and the continuing cost to complete the sale.

         See Note 9 to the Consolidated Financial Statements for discussion on income taxes. As part of Statement on Financial Standards Number 109 Accounting for Income Taxes requirements, the Company provided a valuation reserve for the estimated tax effect of not being able to utilize the tax loss carried forward for future years. The result was a reduction in the income tax benefit in 2002 of $3,052,518, which increased the net loss for the year by the same amount. Each year the valuation reserve will be reviewed.

         The Company net loss for the year increased to $(10,628,615) in 2002 from $(4,244,526) in 2001.

Years Ended March 31, 2001 and 2000

         Net sales decreased by 5.4% to $9,457,015 as SABI closed unprofitable sales offices in North Dakota and Pennsylvania. Gross profits decreased to 8.3% in 2001 from 12.8% in 2000. Margins were impacted by higher material cost that could not be passed onto customers. Selling and general administrative costs decreased to 8.7% of net sales from 10.6% in 2000, as overall spending was reduced by 21.7%. Loss from continuing operations was $(133,495) in 2001 compared to a profit of $70,075 in 2000.

         Loss from discontinued operations- Albex was $(3,320,718) in 2001 compared to $(3,331,004) in 2000. Net sales for Albex decreased 29.8% to 17,425,597 in 2001. The loss in sales was a result from the recession in the truck trailer market that started in April 2000. Management could not reduce cost as fast as sales decreased and overall operating loss increased to $(2,647,127) in 2001 from $(1,113,283) in 2000. In 2000, Albex recorded an impairment loss on machinery and equipment of $2,573,016 resulting from the discontinuation of the use of gas furnaces in the cast house. The income tax benefit from the loss at Albex was adjusted $842,677 for the valuation reserve in 2001 (see Note 9 to the Consolidated Financial Statements).

         Loss from discontinued operations-Ravens was $(790,313) in 2001 from a profit of $2,836,478 in 2000. Ravens sales decreased 38.8% to $34,986,971 as unit shipments were severely impacted by the recession in the truck trailer market. Higher fuel prices, fleet owners bankruptcies that made available used equipment and tightening of credit by lenders reduced demand for new equipment. The reduced sales volume as well as the lower margins to obtain those sales were the main factors in the reduction of profit of $(3,626,791).

         See Note 9 to the Consolidated Financial Statements for discussion on income taxes. As part of Statement on Financial Standards Number 109 Accounting for Income Taxes requirements, the Company provided a valuation reserve for the estimated tax effect of not being able to utilize the tax loss carried forward for future years (a part of the deferred tax asset on the balance sheet). The result was a reduction in the income tax benefit in 2001 of $858,000, which increased the net loss for the year by the same amount. Each year the valuation reserve will be reviewed. An appropriative adjustment will be made based upon the financial condition of the Company at that fiscal year end and the ability of the Company to utilize the tax loss carried forward.

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

INTEREST RATE EXPOSURE

Based on the Company’s overall interest rate exposure as of and during the year ended March 31, 2002 a near-term change in interest rates, based on historical interest rate movements, would not materially affect the Company’s consolidated financial position, results of operations or cash flows.

Item 8. Financial Statements and Supplementary Data

		Pages

Financial Statements:

	Report of Independent Auditors	20

	Consolidated Balance Sheets, March 31, 2002 and 2001	21-22

	Consolidated Statements of Operations for the years ended March 31, 2002, 2001 and 2000	23

	Consolidated Statements of Changes in Shareholders’ Equity for the years ended March 31, 2002, 2001 and 2000	24

	Consolidated Statements of Cash Flows for the years ended March 31, 2002, 2001 and 2000	25

	Notes to Consolidated Financial Statements	26-41

Financial Statement Schedule:

II -	Valuation and Qualifying Accounts for the years ended March 31, 2002, 2001 and 2000	42

         All other schedules are omitted because they are not applicable or the required information is presented in the financial statements or the notes thereto.

Report of Independent Auditors

The financial statements and accompanied notes to the consolidated financial statements of RVM Industries were unaudited for Fiscal Year Ended March 31, 2002.

RVM INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS (unaudited)

	March 31

	2002	2001

ASSETS

Current assets:

Cash and cash equivalents	$173,392	$1,108,115

Receivables:

Trade, net of allowance for doubtful accounts of $5,000 and $26,000 in 2002 and 2001	1,040,941	1,058,590

Related party	0	20,836

Inventories	1,446,315	1,252,591

Refundable income taxes	1,001,000	974,081

Other current assets	24,691	11,624

Current assets of discontinued operations-Ravens	0	11,115,423

Current assets of discontinued operations- Albex	87,109	4,610,864

Total current assets	3,773,448	20,152,124

Property plant and equipment, net	537,154	681,026

Other assets	6,687	6,687

Deferred income taxes, net of valuation allowance of $3,052,518 in 2002 and $857,986 in 2001	0	(13,464)

Non-current asset of discontinued operations-Ravens	1,846,239	10,837,284

Non-current assets of discontinued operations-Albex	2,870,000	12,038,946

Total assets	$9,033,528	$43,702,603

The accompanying notes are an integral part of the consolidated financial statements.

RVM INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS (unaudited), Continued

	March 31

	2002	2001

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:

Accounts payable — trade	$1,427,129	$1,595,481

— related parties	0	8,432

Accrued expenses and liabilities:	196,639	256,746

Current portion of long-term debt	264,460	6,150

Debt in default	419,019	23,099,500

Current liabilities of discontinued operations-Ravens	2,125,205	5,654,410

Current liabilities of discontinued operations-Albex	3,261,345	4,563,446

Total current liabilities	7,693,797	35,184,165

Note payable — bank	0

Long-term debt	3,502,505	431,364

Notes payable — related parties	527,800	527,800

Deferred income taxes		(13,464)

Non-current liabilities of discontinued operations-Ravens	0	287,666

Non-current liabilities of discontinued operations-Albex	2,768,508	2,640,539

Total liabilities	14,492,610	39,058,070

Shareholders’ equity:

Preferred stock, $0.01 par value; authorized shares, 300,000; none outstanding	0	0

Common stock, $0.01 par value; authorized shares, 3,000,000; issued and outstanding: 1,937,505 shares at March 31, 2002, and at March 31, 2001	19,376	19,376

Additional capital	5,311,336	4,786,336

Retained (deficit) earnings	(10,789,794)	(161,179)

Total shareholders’ (deficit) equity	(5,459,082)	4,644,533

Total liabilities and shareholders’ equity	$9,033,528	$43,702,603

The accompanying notes are an integral part of the consolidated financial statements.

RVM INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	For the years ended March 31

	2002	2001	2000

Net sales	$8,080,448	$9,457,015	$9,991,880

Cost of sales	7,417,606	8,669,134	8,717,444

Gross profit	662,842	787,881	1,274,436

Selling general and administrative expenses	619,534	825,297	1,055,192

(Loss) income from operations	43,308	(37,416)	219,244

Other income (expense):

Other income	194,919	40,258	0

Interest expense	(39,783)	(99,918)	(95,526)

Gain (loss) on sales of property, plant and equipment	(6,467)	(119)	(2,443)

(Loss) income before income taxes	191,977	(97,195)	121,275

Provision for income taxes (benefit)	0	36,300	51,200

(Loss) income from continuing operations	191,977	(133,495)	70,075

Discontinued operations

(Loss) from discontinued operations of Albex, net of income tax benefit of $1,001,000 in 2002, $1,171,200 in 2001 and $2,002,800 in 2000	(5,506,063)	(3,320,718)	(3,331,004)

(Loss) income from discontinued operations of Ravens, net of income tax expense of $0 in 2002 $118,200 in 2001 and $1,665,500 in 2000	(5,314,529)	(790,313)	2,725,478

Net (loss) income	$(10,628,615)	$(4,244,526)	$(535,451)

Per Share data:

Basic and diluted earnings (loss) per share Continuing operations	$0.10	$(0.07)	$0.04

Discontinuing operations	$(5.59)	$(2.21)	$(0.31)

	$(5.49)	$(2.28)	$(0.28)

The accompanying notes are an integral part of the consolidated financial statements.

RVM INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)

for the years ended March 31, 2002, 2001, and 2000

		Common		Retained
	Common	Stock	Additional	Earnings
	Shares	Amount	Capital	(Deficit)	Total

Balance at March 31, 1999	1,937,005	19,371	4,784,341	4,618,798	9,422,510

Net loss				(535,451)	(535,451)

Stock options exercised	500	5	1,995		2,000

Balance at March 31, 2000	1,937,505	19,376	4,786,336	4,083,347	8,889,059

Net loss				(4,244,526)	(4,244,526)

Balance at March 31, 2001	1,937,505	19,376	4,786,336	(161,179)	4,644,533

Net Loss				(10,628,615)	(10,628,615)

Contributed capital related party			525,000		525,000

Balance at March 31, 2002	1,937,505	$19,376	$5,311,336	$(10,789,794)	$(5,459,082)

The accompanying notes are an integral part of the consolidated financial statements.

RVM INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	For the years ended March 31

	2002	2001	2000

Cash flows from operating activities:

Net income (loss)	$191,977	$(133,495)	$70,075

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

Depreciation and amortization	168,644	218,775	177,992

Deferred income taxes		22,300	(44,300)

Increase (decrease) in allowance for doubtful accounts	0	16,000	0

(Gain) loss on disposition of property, plant and equipment	6,467	119	2,443

Increase (decrease) in cash from changes in:

Receivables — trade	16,398	(57,928)	189,487

— related party	0	685	(622)

Inventories	(193,725)	448,072	(382,164)

Other assets	(5,522)	(23,668)	(17)

Accounts payable — trade	(168,351)	572,596	(270,239)

— related parties	0	(30,970)	18,747

Accrued expenses and other current liabilities	(46,233)	110,459	(48,547)

Net cash provided by operating activities	(30,345)	1,142,945	(287,145)

Cash flows from investing activities:

Capital expenditures	(29,686)	(77,290)	(208,723)

Proceeds from disposition of fixed assets	0	6,500

Proceeds from sale of Ravens	14,418,000

Proceeds from sale of Albex	4,250,000

Net cash used in investing activities	18,638,314	(70,790)	(208,723)

Cash flows from financing activities:

(Payments on) long-term debt	(3,943,491)	(1,223,284)	(1,378,680)

(Payments on) proceeds from notes payable — bank, net	(19,698,516)	(4,347,294)	3,814,798

Proceeds from (payments on) notes payable to related parties		909,258	(226,200)

Proceeds from long-term debt, net of issuance costs	4,290,997	0	1,642,841

Contributed capital- related party	525,000	0

Proceeds from stock options exercised	0	0	2,000

Net cash (used in) provided by financing activities	(18,826,010)	(4,661,320)	3,854,759

Cash flow used in continuing operations	(218,041)	(3,589,165)	3,358,891

Cash flow used in discontinued operations	(716,682)	3,904,158	(2,894,259)

Net increase (decrease) in cash and cash equivalents	(934,723)	314,993	464,632

Cash and cash equivalents at beginning of year	1,108,115	793,122	328,490

Cash and cash equivalents at end of year	$173,392	$1,108,115	$793,122

The accompanying notes are an integral part of the consolidated financial statements.

RVM INDUSTRIES, INC.

NOTES TO FINANCIAL STATEMENTS, (Unaudited) Continued

MARCH 31, 2002

1.	Description of Business and Summary of Significant Accounting Policies:

Description of Business:

References to “the Company” refer to RVM and its wholly owned subsidiaries: Ravens (as of November 14, 2001, know as Waterloo Holding Company) Albex and SABI.

Ravens designs, manufactures, and sells aluminum truck trailers and bodies, including dump trailers, dump bodies and flatbed trailers used in the highway transportation industry throughout the U.S. and Canada. Ravens also manufactures a steel dump trailer, which serves the demolition market. These principal products are sold direct and through a nationwide network of dealerships. Ravens currently has operating facilities in North Carolina, Ohio, and Indiana. Ravens also sells a wide variety of after-market parts for trucks and trailers, including parts for its own trailers. Certain assets and certain liabilities of Ravens along with the trade name of Ravens were sold on November 14, 2001 to the Fontaine Trailer Corp., Inc. Ravens changed its name to Waterloo Holding Company and controls the assets and liabilities not sold to Fontaine Trailer Corp., Inc.

Albex manufactured and sold custom and standard aluminum extruded products to manufacturers, fabricators, and distributors in the transportation, building and construction, consumer durables, and other markets located mainly in the Mid-western portion of the U.S. Albex operated a production facility located in Canton, Ohio. Albex began production of aluminum billet in 1998 for its own use and for customers. In 2000, the aluminum billet market suffered a dramatic drop in demand. Coupled with the significant decrease in Ravens orders, Albex suspended production at the Cast House in November 2000. In 2001 the markets for both aluminum billet and extrusion continued to decrease significantly. In August 2001 the Board of Directors approved a plan to shut down the extrusion business and to sell the assets of both the cast house and the extrusion business. In December 2001, the Company sold Albex extrusion machinery and equipment to a non-related investor.

SABI manufactures and sells aluminum blank and finished traffic control signs to fabricators, distributors, and governmental agencies located throughout the U.S. but primarily east of the Mississippi River. Its production facility is in Akron, Ohio.

Principles of Consolidation:

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All inter-company transactions and balances have been eliminated in consolidation.

Fiscal Year:

The fiscal year of RVM ends on March 31. References to 2002, 2001, and 2000 are for the years ended March 31, 2002, 2001, and 2000, respectively

RVM INDUSTRIES, INC.

NOTES TO FINANCIAL STATEMENTS, (Unaudited) Continued

MARCH 31, 2002

1.	Description of Business and Summary of Significant Accounting Policies, (continued):

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

Cash Equivalents:

The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents

Inventories:

Inventories are valued at the lower of cost or market. Inventories for continuing operations in 2002 and 2001, respectively, were determined under the first-in, first-out (FIFO) and weighted average methods of valuation.

Property, Plant and Equipment:

Property, plant and equipment are stated at cost. Grants received from state and local governmental units are deducted in arriving at the carrying amount of the respective assets. Major additions and betterments are capitalized while maintenance and repairs, which do not improve or extend the lives of the respective assets, are expensed currently.

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

The carrying value of property, plant and equipment is evaluated if circumstances indicate a possible impairment in value. If undiscounted cash flows over the remaining depreciation period indicate the property, plant and impairment may not be recoverable; the carrying value will be reduced by the estimated shortfall of the cash flows on a discounted basis.

RVM INDUSTRIES, INC.

NOTES TO FINANCIAL STATEMENTS, (Unaudited) Continued

MARCH 31, 2002

1.	Description of Business and Summary of Significant Accounting Policies, (continued):

Debt Discount and Expense:

Debt discount and expense are amortized on a straight-line basis, which does not differ materially from the interest method, by charges to expense over periods from date of issue to date of maturity.

Product Warranty Costs:

Anticipated costs related to product warranty are expensed when the products are sold.

Revenue Recognition:

The Company recognizes revenue and related cost of sales for goods and services when goods are shipped and services are rendered to customers.

Shipping and Handling:

Shipping and handling costs are reflected in costs of sales.

Advertising Costs:

Costs incurred for producing and communicating advertising are expensed when incurred.

Advertising costs for continuing operating included in selling, general and administrative expense were $1,641, $3,823, $6,626 in 2002, 2001, and 2000, respectively.

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

Earnings Per Share:

Basic earnings per share is based on net income divided by the weighted average number of common shares outstanding. Diluted earnings per share reflect the potential dilution that could occur if all options or contracts to issue common stock were exercised or converted. Weighted average number of common shares outstanding was 1,937,505, 1,937,505 and 1,937,498 in 2002, 2001, and 2000, respectively. Basic earnings per share for the Company is the same as diluted earnings per share.

RVM INDUSTRIES, INC.

NOTES TO FINANCIAL STATEMENTS, (Unaudited) Continued

MARCH 31, 2002

1.	Description of Business and Summary of Significant Accounting Policies, (continued):

Recent Accounting Pronouncements:

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS 141 requires that the purchase method be used for all business combinations initiated after June 30, 2001. SFAS 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The amortization of goodwill ceases upon adoption of SFAS 142, which for the Company will be April 1, 2002. The Company does not anticipate that the adoption of the new statement will have a significant effect on earnings or the financial position of the Company.

In August 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS 144 is effective for fiscal year beginning after December 15, 2001 or fiscal year beginning April 1, 2002 for the Company. SFAS 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. The Company is currently evaluating the impact of SFAS 144.

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

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of March 31, 2001 and through March 31, 2002, the Company was in violation of certain of its covenants related to FirstMerit Bank, N.A. (“FirstMerit”). The default rendered this debt callable and as a result, the debt was classified as a current liability on the balance sheet at March 31, 2001. The loan agreements with FirstMerit bank were restructured during the year. The Company made significant payments on the notes through the sale of Ravens and the Albex extrusion machinery and equipment. In addition on March 31,2001 and until Ravens was sold, the Company was in default of other long-term debt of $2,150,000 resulting from the default on the FirstMerit letter of credit. The default of other long-term debt of $2,150,000 renders the debt callable and as a result, the debt has been classified as a current liability on the balance sheet at March 31, 2001. The Company is in default as of March 31, 2002, on payment of interest and principle of debentures in the amount of $419,018. The Company restructured the debt with FirstMerit on April 5, 2002 and Mr. Jacob Pollock guaranteed $3,200,000 of the debt. The Company has liabilities in excess of assets and this raises substantial doubt as to the Company’s ability to continue as a going concern for a reasonable period of time.

3.	Discontinued Operations

In August 2001, the Company’s Board of Directors approved a plan to shutdown Albex. Accordingly, the results of operations for Albex have been presented as a discontinued operation in the accompanying unaudited consolidated financial statements for all periods presented. The estimated loss on disposal of discontinued operations of Albex has been determined based on management’s estimated loss related to the write-down of

RVM INDUSTRIES, INC.

NOTES TO FINANCIAL STATEMENTS, (Unaudited) Continued

MARCH 31, 2002

impaired property, plant, and equipment and estimated losses from operations during the phase-out period. For the twelve months ended March 31, 2002 the loss amounted to $3,496,926.

On December 19, 2001, the Company sold Albex extrusion building, machinery and equipment to a non-related investor. The cash received from that sale was used to pay down secured debt. The Company signed a letter of intent in November 2001 with a non-related purchaser to sell the cast house land, building and equipment.

The loss from operations for Albex for each period are presented below:

	2002	2001	2000

Net sales	$13,403,846	$17,425,597	$24,785,266

Operating loss	2,120,845	2,647,127	1,113,283

Loss on Impaired Machinery and Equipment	0	(324,499)	2,573,016

Interest expense	889,292	1,962,009	1,532,903

Other (Income) Loss	(1,471,060)	194,933	113,331

Income Tax Benefit	1,001,000	1,158,852	2,001,529

Estimated (gain) loss on disposal of property, plant, and equipment	4,967,986

Net loss (gain)	$5,506,063	$3,320,718	$3,331,304

Albex loss on impaired machinery and equipment in 2000 resulted form the estimated loss on the write down of cast house electric furnaces and associated equipment and facilities. In 2001Albex sold equipment at more than the estimated realizable value used in calculating the loss in 2000.

Albex settled in 2002 an accounts payable of $1,996,059 with an unrelated supplier for $525,000. Mr. Jacob Pollock had guaranteed the payment of the payable to the supplier and as part of the settlement made the $525,000 payment for Albex. Albex included Mr. Pollock’s payment as contributed capital.

Albex loss on disposal of property plant and equipment results from the sale of the extrusion machinery and equipment of $1,175,057 and the estimated lost on the disposal of the remaining assets of Albex including operating expenses of $3,792,929.

On November 14, 2001, the Company sold the operating assets and liabilities of Ravens. Accordingly, the results of operations for Ravens have been presented as a discontinued operation in the accompanying unaudited consolidated financial statements for all periods presented. The estimated loss of disposal of discontinued operations of Ravens has been determined on the loss on the sale of Ravens’ operations, severance costs, and other costs incurred to sell the operations of Ravens. For the twelve months ended March 31, 2002 the loss amounted to $2,480,763.

RVM INDUSTRIES, INC.

NOTES TO FINANCIAL STATEMENTS, (Unaudited) Continued

MARCH 31, 2002

The loss (profit) from operations for Ravens’ for each period are presented below:

	2002	2001	2000

Net sales	$13,403,826	$34,986,971	$57,209,348

Operating loss (income)	2,726,314	217,159	(4,775,309)

Interest expense	146,542	464,938	460,234

Other (income) expense	(39,090)	(9,984)	(75,903)

Income tax benefit (expense)	0	(118,200)	(1,665,500)

Estimated loss on disposal	2,480,763	—	0

Net loss (income)	$5,314,529	$790,313	$(2,836,478)

The current and non-current assets and liabilities of Albex have been classified appropriately on the unaudited consolidated balance sheet at March 31, 2002 based on the timing and the amount of anticipated net proceeds related to the sale of the assets of Albex.

RVM INDUSTRIES, INC.

NOTES TO FINANCIAL STATEMENTS, (Unaudited) Continued

MARCH 31, 2002

3.	Acquisitions:

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

4.	Inventories:

March 31	2002	2001

Raw materials	$842,474	$704,427

Work in process	0	0

Finished goods	603,841	548,164

	$1,446,315	$1,252,591

RVM INDUSTRIES, INC.

NOTES TO FINANCIAL STATEMENTS, (Unaudited) Continued

MARCH 31, 2002

5.	Property, Plant and Equipment:

March 31	2002	2001

Buildings and improvements	$362,508	$362,508

Machinery and equipment	1,921,006	1,908,701

Office equipment	218,514	210,360

	2,502,029	2,484,569

Less accumulation depreciation and amortization	1,964,875	1,800,543

	537,154	681,026

Land Building Machinery and Equipment Albex	2,870,000	12,001,333

Land Building Machinery and Equipment Ravens	0	10,639,542

	$3,407,154	$23,321,901

RVM INDUSTRIES, INC.

NOTES TO FINANCIAL STATEMENTS, (Unaudited) Continued

MARCH 31, 2002

6.	Long-Term Debts and Long Term Debt in Default:

On April 5, 2002 FirstMerit amended the Company’s revolving note agreement. The amended note agreement extends the maturity of the revolving note from March 31, 2002 to March 31, 2003 and decrease the interest from FirstMerit’s prime rate plus .75% to FirstMerit’s prime rate plus .50%. The maximum amount of the loan is $350,0000.The Company owed $209,257 under this agreement at March 31, 2002.

The Company paid off all other loans to FirstMerit and entered into a new agreement on April 5, 2002 that replaced those loans with a single loan for $3,540,977. Interest on the loan is fixed at 6.0%, interest only payments due until October 2002, and monthly interest and principal payments made on a twenty-year amortization schedule. The note matures with all remaining principal due on March 31, 2007.

The Company entered into a short-term draw down note with FirstMerit for $450,000, interest rate is fixed at 7.0% with all interest and principle due on September 30, 2002. The Company did not borrow on this note at March 31, 2002.

Jacob Pollock provided a $3,200,000 personal guarantee on the above loan agreements.

On October 3, 2001, FirstMerit bank amended the Company’s revolving note agreement. The amended agreement extends the maturity of the revolving note from August 31, 2001 to March 31, 2002, increases the interest rate from FirstMerit’s prime rate to FirstMerit’s prime rate plus .75%, and amends the maximum outstanding balance of revolving loans to $11.0 million; however, when the Company sells the operations of Ravens, the maximum revolving loans available shall not exceed $9.0 million. On October 3, 2001, FirstMerit bank amended the Company’s fixed asset term note agreement. The amended agreement reduces the maturity from September 30, 2006 to March 31, 2002 and increases the interest rate from FirstMerit’s prime rate to 7.75%. Monthly payments will be made to FirstMerit calculated on a fifteen-year amortization at 7.75%. On July 3, 2001, the Company entered into a $750,000 short-term note with FirstMerit bank. Interest is 9.0% and the note matured on August 2, 2001. On October 3, 2001, FirstMerit bank amended the Company’s short-term note agreement. The amended agreement extends the maturity from August 2, 2001 to March 31, 2002.

The amendment on October 3, 2001 also established new guarantees and mortgages, documented FirstMerit’s consent to the sale of Ravens and SABI and the liquidation of Albex, and established new covenants.

On September 30, 1999, the Company amended its line of credit agreement with FirstMerit Bank, N.A. (FM). The agreement provides for borrowings up to $20,000,000 based on eligible accounts receivable and inventories expiring on August 31, 2001. Interest is at FM’s prime rate (7.25% at March 31, 2001) minus -1/4%. The agreement is collateralized by accounts receivable, inventory, equipment, cash, intangibles and certain real estate. There are covenants relating to the payment of dividends, acquiring treasury stock, the creation of additional indebtedness, minimum tangible net worth, and cash flow coverage. The Company was not in compliance with the cash flow coverage for year ending March 31, 2001 and the minimum net worth covenant for the year ended March 31, 2001. The Company is in default of the loans and FM has not recalled the note (See Note 2). The Company could have borrowed approximately $927,856 more than the amount owed FM at March 31, 2001. The Company owed $14,039,750 under this agreement at March 31, 2001.

RVM INDUSTRIES, INC.

NOTES TO FINANCIAL STATEMENTS, (Unaudited) Continued

MARCH 31, 2002

On September 30, 1997, the Company and FM entered into a $5,000,000 fixed asset term loan agreement for the financing of certain existing and to be acquired fixed assets. Interest is at FM’s prime rate. Repayment terms are interest only for two years and principal plus interest for seven years. The Company owed $3,988,075 under this agreement at March 31, 2001. This note is also in default because the Company is not in compliance with two of the loan’s covenants.

Jacob Pollock provided a $2,500,000 personal guarantee on the above loan agreements.

On April 8, 1999, the Company entered into a long-term note with FM for $1,100,000, which was amended on September 30, 1999 to increase the note to $1,614,200. The funds were used by Ravens to purchase the Knox facility assets and to purchase additional capital equipment. The note is payable in a monthly installment through September 30, 2004 plus interest at the lender’s prime rate. The Company owed $1,129,948 under this agreement on March 31, 2001. This note is also in default because the Company is not in compliance with two of the loan’s covenants.

As a result of the FM debt being in default, a letter of credit from FM and other long-term debt amounting to $3,941,727 was in default as of March 31, 2001. This debt has been classified as a current liability on the balance sheet (see Note 7 to the Consolidated Financial Statements).

RVM INDUSTRIES, INC.

NOTES TO FINANCIAL STATEMENTS, (Unaudited) Continued

MARCH 31, 2002

7.	Financing Obligations:

March 31	2002	2001

Line of credit agreement (see Note 6)	$209,257	$14,039,750

City of Kent, Ohio (a)	0	2,650,000

Department of Development of the State of Ohio (b)	0	726,727

State of Ohio Economic Development Revenue Bonds (c)	0	565,000

Fixed asset term loan agreement (see Note 6)	3,540,977	3,988,075

7% subordinated debentures, payable in 2004, net of unamortized discount of $30,301	419,019	414,633

Knox Acquisition Note Payable (see Note 6)	0	1,129,948

Other	16,731	22,881

	4,185,984	23,537,014

Debt in default	419,019	23,099,500

	3,766,965	437,514

Less current portion	264,460	6,150

	$3,502,505	$431,364

(a)	City of Kent, Ohio Variable Rate Demand Industrial Development Revenue Bonds due in annual principal payments of $500,000 in 2002 through 2005, $150,000 in 2006 through 2008, and $100,000 in 2009 and 2010. Interest is payable monthly and the rate varies weekly (3.8% at March 31, 2001). Payment to bondholders is guaranteed by a letter of credit in an amount equal to outstanding principal plus specified interest ($2,702,274 at March 31, 2001) expiring December 15, 2001, issued by FirstMerit Bank, N.A. at a rate of 1% per annum and collateralized by all equipment owned by Ravens and by the real estate at the Kent facility and cross-collateralized with the lines of credit described in Note 6. Proceeds from the loan agreement are held by a trustee and released to Ravens for approved capital expenditures at the Kent facility. This debt was in default due to the acceleration of payment required by the FirstMerit debt obligation.

RVM INDUSTRIES, INC.

NOTES TO FINANCIAL STATEMENTS, (Unaudited) Continued

MARCH 31, 2002

7.	Financing Obligations (Continued):

(b)	Chapter 166 Direct Loan payable to the Department of Development of the State of Ohio, due in monthly installments of $35,566 including interest at 3.0%. The loan matures December 2002 and is collateralized by substantially all machinery and equipment of Albex, the corporate guarantees of Ravens and SABI, and the personal guarantees of Jacob Pollock, Richard D. Pollock and Gertrude Pollock, the wife of Jacob Pollock. This debt is in default due to the acceleration of payment required by the FirstMerit debt obligations.

(c)	State of Ohio Economic Development Revenue Bonds are subject to a mandatory semiannual redemption schedule, which requires monthly escrow payments of approximately $33,000 including interest at 5.6%. The bonds mature June 1, 2002, and are collateralized by substantially all machinery and equipment of Albex, the corporate guarantees of Ravens and SABI, and the personal guarantees of Jacob Pollock, Richard D. Pollock and Gertrude Pollock.

The Chapter 166 Direct Loan and the State of Ohio Economic Development Revenue Bonds contain covenants which limit Albex in certain areas including, among others, total long-term debt to tangible net worth, minimum tangible net worth and dividend payments. RVM’s financial statements in place of Albex’s for the purpose of the financial covenant calculations.

Maturities for long-term debt are:

	Debt Listed	Albex and
	Above	SABI Notes (1)	Total

2003	683,479	4,014,364	4,697,843

2004	107,854		107,854

2005	112,410		112,410

2006	114,636		114,636

2007	2,484,126		2,484,126

	$3,502,505	$4,014,364	$7,516,869

(1)	See Note 12.

RVM INDUSTRIES, INC.

NOTES TO FINANCIAL STATEMENTS, (Unaudited) Continued

MARCH 31, 2002

8.	Commitments and Contingent Liabilities:

The Company, Ravens, Waterloo Holding and Mr. Jacob Pollock have been named in fraudulent suppression complaint made by Fontaine Trailer Company Inc. The complaint involves warranty issues and the amount of warranty reserve transferred to Fontaine as part of the purchase price of Ravens. The Company believes that the reserve was adequate to fund all warranty claims in the future for units sold by Ravens prior to the sale of the company.

At March 31, 2001 Ravens was contingently liable as guarantor on certain sales contracts of customers in the amount of approximately $406,000. which are collateralized by the units sold. No reserve for losses has been provided because Ravens has incurred an insignificant amount of losses related to guarantee sales contracts, which generally have maturities less than five years. Ravens guarantees 10-20% of the outstanding balance owed to the finance company by the customers. Ravens recognizes revenue at the time the trailers are sold.

The Company, Albex and are defendants in a wrongful death and employer intentional tort claim. In cases like this where there are many underlying facts that are disputed it is difficult to predict a favorable or unfavorable outcome. If the plaintiff prevails against the Company, liability is significant, as the jury will have broad discretion to fix the amount of damages it awards for both compensatory and punitive damages. The Company believes in the strength of its defense and intends to assert them if a trial is necessary. The Company also believes any settlement is within the limits of its insurance policies.

Albex has been named in a number of unsecured creditors claims for amounts due. The sale of all of the assets of Albex will be used to pay down the debt to the secured creditors. The Company had notified all of Albex’s unsecured creditors that payment was not probable.

Albex has been named in a foreclosure proceeding relating to the mortgage on the land and buildings. Albex will surrender the land and buildings to the mortgage holder when the proceeding is completed. The mortgage holder is a company controlled by Mr. Jacob Pollock. The mortgage on the land and building is $3,486,564 and the appraisal for the land and buildings as of May 3, 2001 was $1,820,000.

RVM INDUSTRIES, INC.

NOTES TO FINANCIAL STATEMENTS, (Unaudited) Continued

MARCH 31, 2002

The Company is also involved in other claims and litigation arising in the ordinary course of business. Management believes that the outcome of such claims will not have a material adverse effect on the Company’s financial position and results of operations and cash flows.

9.	Income Taxes:

The provision (benefit) for income taxes consists of the following:

	2002	2001	2000

Current:

Federal	$1,001,000	$(1,020,252)	$617,071

State	0		(24,000)

		(1,020,252)	593,071

Deferred	0	15,900	(877,900)

	$1,001,000	$(1,004,352)	$(284,829)

RVM INDUSTRIES, INC.

NOTES TO FINANCIAL STATEMENTS, (Unaudited) Continued

MARCH 31, 2002

9.	Income Taxes, Continued:

The sources of temporary differences, which make up the deferred tax balances are as follows:

March 31	2002	2001

Deferred income tax assets:

Warranty accruals	$0	$301,500

Vacation	0	62,400

Deferred interest and amortization of premium or discount on debt	216,065	271,300

Allowance for doubtful accounts	1,850	42,600

Inventory	9,250	175,000

NOL carry forward	1,935,196	1,936,600

Other non-deductible accruals	1,850	134,200

Shutdown and Asset loss reserve	1,662,421

Total deferred tax assets	3,826,632	2,923,600

Deferred tax liabilities:

Depreciable property	774,115	(2,026,900)

Pension	0	(15,200)

Other	0	(23,500)

Total deferred tax liabilities	774,115	(2,065,600)

Net deferred tax asset	3,052,517	858,000

Deferred tax valuation allowance	(3,052,517)	(858,000)

Net deferred income taxes	$0	$0

At March 31, 2002 and 2001, the Company had available net operating loss carry forwards of approximately $8,985,964 and $5,696,000 respectively for federal income tax purposes, which are subject to limitations based on the Companies’ ability to generate future taxable income. These loss carry forwards expire in years through 2022.

As there is not assurance of future income, a 100% valuation allowance in both 2002 and 2001 has been established against the Company’s net deferred tax assets. The Company will continue to evaluate the necessity for such valuation allowance in the future.

RVM INDUSTRIES, INC.

NOTES TO FINANCIAL STATEMENTS, (Unaudited) Continued

MARCH 31, 2002

9.	Income Taxes, Continued:

A reconciliation of the federal statutory income tax rate to the effective rate follows:

	2002		2001		2000

	Amount	Percent	Amount	Percent	Amount	Percent

Statutory amount and rate	$(3,613,719)	(34.0%)	$(1,784,600)	(34.0)	$(278,895)	(34.0)

Effect of:

State taxes (net of utilization of tax loss carry forwards)	1,001,000	9.4	(95,900)	(1.8)	(15,800)	(1.9)

Change in valuation allowance	2,612,719	24.6	858,000	16.3

Non-deductible expenses	0		21,500	.4	14,100	1.7

Other	0		(3,352)	0.0	(4,234)	(0.5)

	$0		$(1,004,352)	(19.1%)	$(284,829)	(34.7)%

10.	Retirement Plans:

RVM has defined contribution plans covering salaried and non-union hourly employees of the Company. The purpose of the plans is to provide financial security during retirement by providing employees with an incentive to make regular savings. Contributions of participating employees are matched on the basis of the percentages specified in the respective plans. The cost of such employer contributions was $39,950, $133,071, $181,557 for 2002, 2001 and 2000, respectively. This plan was cancelled December 31,2001.

SABI participates in the GMP and Employers Pension Fund, a multi-employer defined benefit pension plan that covers all of its hourly bargaining unit employees. Pension expense under this plan amounted to $15,978, $20,280, and $18,733, in 2002, 2001 and 2000 respectively. These contributions are determined in accordance with the provisions of a negotiated labor contract and generally are based on the amount of wages earned. Information as to SABI’s portion of the accumulated plan benefits, plan net assets and unfunded vested benefits, if any, is not determinable.

Ravens has a defined benefit pension plan covering approximately 24 hourly employees at its service facility in Dover, Ohio. The plan provides benefits of specified amounts for each year of service. Plan assets at fair value exceeded the projected benefit obligation at March 31, 2002 and 2001. The plan was terminated at November 14, 2001 when Ravens was sold. The company is evaluating the options to fund the pension plan in the future.

RVM INDUSTRIES, INC.

NOTES TO FINANCIAL STATEMENTS, (Unaudited) Continued

MARCH 31, 2002

11.	Lease Commitments:

The Company leases certain of its office and manufacturing facilities with various leasing arrangements. The future minimum lease payments from continuing operations, by year and in the aggregate, under noncancelable operating leases with initial or remaining noncancelable lease terms in excess of one year, consisted of the following at March 31, 2002:

Noncancelable
Operating Leases

2003	174,200

2004	34,500

2005	3,643

2006	0

Thereafter	0

Total minimum payments	$212,343

Rent expense was approximately $202,000 per year for continuing operations in 2002, 2001 and 2000.

12.	Related Party Transactions:

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

The Albex note payable balance due to Mr. Pollock was $2,768,508 both at March 31, 2002 and 2001. Interest owed but not paid was $485,553 and $441,998 respectively.

The SABI note payable to Mr. Pollock was $527,800 on both March 31, 2002 and 2001. Interest owed but not paid was $59,743 and $21,560 on March 31, 2001 and 2000.

The Albex note requires interest only payments on the unpaid balance of the Note beginning May 1, 1997 through December 1, 1997; interest and principal payments from January 1, 1998 to September 31, 1998; interest will be accrued but not paid and no principal payments will be made from October 1, 1998 to March 31, 2002. Principal and interest owed at March 31, 2002 was scheduled to be paid over the next 60 months with an interest rate of 7% per annum. These payments are deferred indefinitely.

All interest and principle payments on the SABI note as of September 1, 2000 to March 31, 2002 were suspended. Interest will be accrued but not paid. Principal and interest owed at March 31, 2002 was scheduled to be paid over the next 60 months with an interest rate of 7% per annum. These payments are deferred indefinitely.

RVM INDUSTRIES, INC.

NOTES TO FINANCIAL STATEMENTS, (Unaudited) Continued

MARCH 31, 2002

12.	Related Party Transactions, Continued:

On February 1, 2001 Albex entered into a Cognovit Demand Promissory Note with Mr. Jacob Pollock. Interest will be accrued at a rate of 7% per annum and interest and principle is payable on demand.

Payments with respect to these Notes are subordinated to the repayment of substantially all other notes payable and long-term debt.

The Company leases office and manufacturing space from a corporation in which Richard Pollock and Bruce Pollock are shareholders. The lease was extended one year to December 31, 2002 at a monthly base rent of $6,500 with annual increases determined by the change in the Consumer Price Index, plus the Company’s share of utilities, real estate taxes, insurance, and property maintenance. The Company paid approximately $129,000 $128,539 and $129,000,in 2002, 2001, and 2000 respectively. Richard Pollock and Bruce Pollock are sons of Jacob Pollock.

Since September 1, 2000, the Company has leased office space from 753 W. Waterloo Rd. Limited Partnership, of which Jacob Pollock and his wife are partners. The lease is for three years expiring August 31, 2003 at a monthly base rent of $5,500 plus the Company’s share of utilities, real estate taxes, insurance, and property maintenance. The Company paid $84,000, $82,446, and $83,882, in 2002, 2001, and 2000, respectively.

The Company hired temporary personnel from Flex-Team Incorporated, wholly owned by the Jacob Pollock Irrevocable Trust. Amounts paid by the Company totaled $152,477, $88,570, $378,090, in 2002, 2001, and 2000 respectively. $87,175, $75,607, and $30,324, was owed at March 31, 2002, 2001, and 2000 respectively.

See Note 3 regarding acquisitions from and notes payable to related parties.

Management believes that the terms of the above transactions are comparable to those that would have been obtainable from unaffiliated sources.

RVM INDUSTRIES, INC.

NOTES TO FINANCIAL STATEMENTS, (Unaudited) Continued

MARCH 31, 2002

13.	Stock Options:

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

A summary of the Company’s stock option activity and related information for the years ended March 31 follows:

	2002		2001		2000

		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price

Outstanding at beginning of year	19,616	12.24	32,021	$12.15	39,271	$10.65

Granted					0

Exercised					(500)	4.00

Forfeited or cancelled	(19,616)	12.24	(12,405)	12.00	(6,750)	4.00

Outstanding and exercisable at end of year	0	0	19,616	$12.24	32,021	$12.15

14.	Concentrations:

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of accounts receivable. The Company performs ongoing credit evaluations of its customers and does not usually require collateral. The Company maintains a reserve for potential credit losses.

The principal raw material used by the Company is aluminum. The Company purchases aluminum from several suppliers and believes that there are ready supplies of aluminum available for its needs at acceptable prices. A significant increase in the price or an interruption in the supply of aluminum could have a material adverse effect on the Company’s operating results.

RVM INDUSTRIES, INC.

NOTES TO FINANCIAL STATEMENTS, (Unaudited) Continued

MARCH 31, 2002

15.	Fair Value of Financial Instruments:

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

During 2001, Assets Held for Sale of $553,001 were sold for $877,500, which resulted in a gain on the sale of $324,499. As planned in 2001, the gas furnaces in the cast house increased the reliability of the volume output and reduced the operating cost. However, a world wide surplus of aluminum billet eliminated the potential of selling the excess aluminum billet capacity to outside customers. In addition, Albex’s lower extrusion sales also reduced the demand for billet from the cast house. The cast house production was suspended in November 2000.

17.	Supplemental Cash Flow Information:

•	Cash payments for interest (net of amounts capitalized): 2002 $995,226, 2001 — $2,225,503; 2000 — $1,900,221;

•	Cash payments for income taxes: 2002 — $000 2001 — $217,296 and 2000 — $336,436

18.	Business Segments

SABI is the only business segment now operating. See Footnote 3 for discontinued segments Ravens and Albex.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

for the years ended March 31, 2002, 2001 and 2000

Column A	Column B	Column C		Column D	Column E

		Additions

	Balance at	Charged to	Charged to		Balance at
	Beginning	Cost and	Other		End of
Description	of Period	Expenses	Accounts	Deductions (A)	Period

Allowance for doubtful accounts

Period ended:

March 31, 2002	$125,199	$41,119	$0	$161,318	$5,000

March 31, 2001	$128,000	$109,826	$0	$112,627	$125,199

March 31, 2000	107,000	70,398	0	49,398	128,000

(A)	Uncollectible accounts written off.

	Balance at	Charge to		Balance at
	Beginning of	Accrual	Actual	End of
Warranty	Period	and Expense	Expenses	Period

Period ended:

November 14, 2001 (Note 1)	$845,107	$143,903	$303,119	$685,891

March 31, 2001	$1,076,447	$427,650	$658,990	$845,107

March 31, 2000	850,000	1,032,534	806,087	1,076,447

Note 1: Amount sold to Fontaine Trailer Company on Nov. 14, 2001

Item 9. Change in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

Part III

Item 10. Directors and Executive Officers of the Registrant

         The directors and executive officers of the Registrant are listed below:

Name	Age	Since	Position

Jacob Pollock	77	May 3, 1991 (term expires in 2002)	Chairman of the Board, Chief Executive Officer, and Treasurer

Richard D. Pollock	46	May 3, 1991 (term expires in 2004)	President and Director

C. Stephen Clegg	51	May 3, 1991 (term expires in 2004)	Director

Louis N. Strike	55	September 9, 1998 (term expires in 2003)	Director

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

         Mr. Strike has served as Managing Director and Partner of Ballinger, Strike and Associates LLP, a management consulting firm, from January 1996 to present; and as President, CEO and Chairman of Modern Fold, Inc. a leading manufacturer of moving walls principally for hotels, schools, churches, and commercial office buildings, from February 1998 to present. He previously served as President of CINPAC, Inc., a food processing and packaging contractor, from April 1992 to December 1995.

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

Item 11. Executive Compensation

         The following table discloses compensation in excess of $100,000 awarded to, earned by or paid to any executive officer:

				All Other
	Fiscal			Compensation
Name and Principal Position	Year	Salary	Bonus	Note 1& 2

Jacob Pollock	2002	$125,000	$0	$0

Chief Executive Officer	2001	125,000	0	0

	2000	129,808	0	0

Richard D. Pollock	2001	193,000	0	376,860

President	2001	193,000	0	4,825

	2000	203,776	0	5,011

James R. McCourt Note 3	2002	135,000		287,700

	2001	136,267	0	3,406

(1)	Amount contributed to the named person’s 401(k) plan account for Mr. Richard Pollock in 2001 and 2000 and for Mr. James McCourt in 2001.

(2)	Mr. Pollock and Mr. McCourt were provided a key executive retention and compensation package in 2002. The package included a bonus to remain through the sale of Ravens and the close down and sale of Albex and one-year base salary as severance pay paid prior to the end of 2002.

(3)	Mr. McCourt resigned as Chief Financial Officer of the Company on February 8, 2002 and remains a consultant at will with the company.

         In 1993, RVM adopted a Stock Option Plan, which provides for the granting of options to acquire up to 50,000 shares of its common stock. The Plan authorizes the granting of incentive stock options to employees of the Company and nonqualified stock options to employees, officers and directors, whether or not on the Company’s payroll or otherwise paid for services. The Plan provides that the option price shall not be less than 100% (110% in the case of a person owning more than 10% of the Company’s stock) of the current market price of the stock on the date of the grant and that the term of the option shall be fixed at the date of the grant. The Plan terminates on July 7, 2003.

         Directors of RVM are paid $1,000 for Board of Directors meetings which they attend. Additional compensation is not paid for committee meetings. In 1998, Mr. Clegg and Mr. George were each granted options to purchase 1,000 shares of common stock. The options have an exercise price of $12.00 per share and expire on March 27, 2003. As of March 31, 2002 the stock options were not worth anything.

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

Report of Compensation Committee

         The Committee has not formulated policies for compensation to Mr. Pollock or other executive officers, which relate compensation to corporate performance. The compensation of each executive officer is determined by negotiation between the executive officer and Mr. Pollock subject to the approval of the Committee and the Board of Directors and FirstMerit Bank.

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

	RVM	S&P 500
	Industries,	Composite	Peer
	Inc.	Index	Group

3/31/96	100.00	100.00	100.00

3/31/97	733.33	119.83	131.40

3/31/98	1,599.98	177.34	179.48

3/31/99	587.73	210.08	152.10

3/31/00	620.41	247.77	136.32

3/31/01	522.45	194.06	88.99

3/31/02	Nil	194.18	96.28

Comparison of Five Year Cumulative Total Return
Assumes Initial Investment of $100

Item 12. Security Ownership of Certain Beneficial Owners and Management

         The only owner of record or holder, to the knowledge of RVM as of June 1, 2002, of more than 5% of RVM’s Common Stock is set forth in the following table:

Title of	Name and Address of	Amount and Nature of		Percent of
Class	Beneficial Owner	Beneficial Ownership		Class

Common Stock	Jacob Pollock	1,682,156	(1)(2)	86.82%

	753 W. Waterloo Road Akron, Ohio 44314

	Richard D. Pollock	120,270	(3)(2)	6.21

	753 W. Waterloo Road Akron, Ohio 44314

         The following shows the ownership of RVM’s Common Stock beneficially owned directly or indirectly by each director, and by all directors and officers of RVM as a group, as of June 1, 2002:

Title of	Name and Address of	Amount and Nature of		Percent of
Class	Beneficial Owner	Beneficial Ownership		Class

Common Stock	Jacob Pollock	1,682,156	(1)(2)	86.82%

	C. Stephen Clegg	250	(4)	0.01

	Richard D. Pollock	120,270	(3)(2)	6.23

	All directors and officers as	1,764,391		91.07

	a group (5 persons)

(1)	Jacob Pollock has sole voting and investment power with respect to 1,643,421 shares.

(2)	38,735 shares are held by the Pollock Family Foundation. Jacob Pollock, Gertrude Pollock, Richard Pollock and Bruce Pollock, as trustees, equally share voting and investment power with respect to the shares.

(3)	57,690 shares are held in an irrevocable trust for the benefit of Richard Pollock’s children. Richard Pollock is a co-trustee, sharing voting and investment power with respect to these shares. 19,230 shares listed for Richard Pollock are owned by his spouse; Mr. Pollock disclaims beneficial ownership of these shares. The remaining 4,615 shares are owned directly by Mr. Pollock.

(4)	C. Stephen Clegg has sole voting and investment power with respect to 250 shares.

No preferred stock is currently outstanding.

Item 13. Certain Relationships and Related Transactions

         The Company leases office and manufacturing space from a corporation in which Richard Pollock and Bruce Pollock are shareholders. The five-year lease was extended one year to December 31, 2002, at a monthly base rent of $6,500 with annual increases determined by the change in the Consumer Price Index, plus the Company’s share of utilities, real estate taxes, insurance, and property maintenance. The Company paid approximately $129,000 $128,539, and $129,000 in 2002, 2001, and 2000 respectively. Richard Pollock and Bruce Pollock are sons of Jacob Pollock.

         Since September 1, 2000 the Company has leased office space from 753 W. Waterloo Rd. Limited Partnership, of which Jacob Pollock and his wife are members. The lease is for three years expiring August 31, 2003 at a monthly base rent of $5,500 plus the Company’s share of utilities, real estate taxes, insurance and property maintenance. The Company paid $84,000, $82,446, and $83,882 in 2002, 2001, and 2000, respectively.

         The Company purchased aluminum materials from The Aluminum Warehouse, Inc., owned by Richard D. Pollock Living Trust U/A/D 8/2/94 and Richard D. Pollock Irrevocable Trust U/A/D 1/4/94, totaling $300,000, $103,076, and $117,906, in 2002 2001, and 2000 respectively. The Company sold aluminum extrusions to The Aluminum Warehouse, Inc. totaling $ 0, 220,880, and $536,529, in 2002, 2001, and 2000 respectively. $0, $20,836, and$147,826, was receivable at March 31, 2002, 2001, and 2000 respectively.

         The Company hired temporary personnel from Flex-Team Incorporated, wholly owned by the Jacob Pollock Irrevocable Trust. Amounts paid by the Company totaled $141,420, $88,570 and $378,090, in 2002, 2001, and 2000, respectively.

         See Notes 3 and 12 to the consolidated financial statements regarding acquisitions from and notes payable to related parties. See Notes 6 and 7 to the consolidated financial statements regarding guarantees of certain debt of the Company by related parties.

         Management believes that the terms of the above transactions are comparable to those that would have been obtainable from unaffiliated sources.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

				Pages

(a	)	List of documents filed as part of this report:

		(1)	Financial Statements:

			Report of Independent Auditors	18

			Consolidated Balance Sheets, March 31, 2002 and 2001	19-20

			Consolidated Statements of Operations for the years ended March 31, 2002, 2001 and 2000	21

			Consolidated Statements of Changes in Shareholders’ Equity for the years ended March 31, 2002, 2001, and 2000	22

			Consolidated Statements of Cash Flows for the years ended March 31, 2002, 2001, and 2000	23

			Notes to Consolidated Financial Statements	24-40

		(2)	Financial Statement Schedule:

			II — Valuation and Qualifying Accounts for the years ended March 31, 2002, 2001,and 2000	41

			All other schedules are omitted because they are not applicable or the required information is presented in the financial statements or the notes thereto

		(3)	Exhibits required by Item 601 of Regulation S-K:

Exhibit No.	Item

2(i)	Agreement and Plan of Reorganization among Ravens Metal Products, Inc., RVM Industries, Inc. and Ravens, Inc. was filed as Exhibit 2 to Form 8-B filed March 31, 1997, and is incorporated herein by reference.

2(ii)	Stock Purchase Agreement for common stock of Albex Aluminum, Inc. and Signs and Blanks, Inc. was filed as Exhibit 2.1 to Form 8-K filed on March 31, 1997, and is incorporated herein by reference.

2(iii)	March 30, 2000 Amendment to Stock Purchase Agreement for common stock of Albex Aluminum, Inc. and Signs and Blanks, Inc. listed as Exhibit 2(ii) above was filed on June 19, 2000 as Exhibit 2(iii) to Form 10K for the fiscal year ended March 31, 2000.

Exhibit No.	Item

3(i)	Certificate of Incorporation of RVM was filed as Exhibit 3.1 to Form 8-B filed March 31, 1997, and is incorporated herein by reference.

3(ii)	RVM’s By-laws were filed as Exhibit 3.2 to Form 8-B filed March 31, 1997, and are incorporated herein by reference.

10(i)	Management Agreement dated April 1, 1994, between J. Pollock & Company and Registrant was filed as Exhibit 10(vii) to Quarterly Report on Form 10-Q for the quarter ended December 31, 1994, and is incorporated herein by reference.

10(ii)	Loan Agreement dated as of December 1, 1994, between the registrant and City of Kent, Ohio was filed as Exhibit 10(a) on Form 8-K dated December 12, 1994, and is incorporated herein by reference.

10(iii)	Promissory Note dated December 13, 1994, from the registrant to the City of Kent, Ohio was filed as Exhibit 10(b) on Form 8-K dated December 12, 1994, and is incorporated herein by reference.

10(iv)	Reimbursement Agreement dated June 26, 1995, between the registrant and FirstMerit Bank, N.A. (fka First National Bank of Ohio) was filed as Exhibit 10(v) to Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 1995, and is incorporated herein by reference.

10(v)	Guaranty Agreement dated as of July 1, 1995, and executed by the registrant on August 14, 1995, among Albex Aluminum, Inc., J. Pollock & Company, Ravens Metal Products, Inc., Signs And Blanks, Inc., Jacob Pollock, Gertrude Pollock, Richard D. Pollock, The Provident Bank, as trustee, and The Director of Development of the State of Ohio was filed as Exhibit 99(b) on Form 8-K dated August 21, 1995, and is incorporated herein by reference.

10(vi)	Loan Agreement and Promissory Note dated September 30, 1997, between the registrant and FirstMerit Bank, N.A. was filed as Exhibit 10(i) on Form 10-Q for the quarter ended September 30, 1997, and is incorporated herein by reference.

10(vii)	Business Loan Agreement and Promissory Note dated September 30, 1997, between the registrant and FirstMerit Bank, N.A. was filed as Exhibit 10(ii) on Form 10-Q for the quarter ended September 30, 1997, and is incorporated herein by reference.

10(viii)	Commercial Guaranty dated September 30, 1997, between Jacob Pollock and FirstMerit Bank, N.A. was filed as Exhibit 10(iii) on Form 10-Q for the quarter ended September 30, 1997, and is incorporated herein by reference.

Exhibit No.	Item

10(ix)	Promissory Note (as amended and restated October 1, 1998) between Albex Aluminum, Inc. & Jacob Pollock was filed as Exhibit 10(i) on Form 10-Q for the quarter ended December 31, 1998, and is incorporated herein by reference.

10(x)	Promissory Note (as amended and restated March 31, 1997) between Signs and Blanks, Inc. & J. Pollock & Company was filed as Exhibit 10(ii) on form 10-Q for the quarter ended December 31, 1998, and is incorporated herein by reference.

10(xi)	Loan Agreement and Promissory Note dated September 30, 1998, between the Registrant and FirstMerit Bank, N.A.

10(xii)	Promissory Note between RVM Industries, Inc. and FirstMerit Bank, N.A. dated April 1, 1999 was filed as Exhibit 10(i) on Form 10Q for quarter ended June 30, 1999, and is incorporated herein by reference.

10(xiii)	Promissory Note between RVM Industries, Inc. and FirstMerit Bank, N.A. dated September 30, 1999 was filed as Exhibit 10(ii) on Form 10Q for quarter ended September 30, 1999 and is incorporated herein by reference.

10(xiv)	Amendment to Loan Agreement dated September 30, 1999 between RVM Industries, Inc. and FirstMerit Bank, N.A. for the Loan Agreement dated September 30, 1997 was filed as Exhibit 10(ii) on Form 10Q for quarter ended September 30, 1999, and is incorporated herein by reference.

10(xv)	Amendment to Business Loan Agreement dated September 30, 1999 between RVM Industries, Inc. and FirstMerit Bank, N.A. for the Business Loan Agreement dated September 30, 1997 was filed as Exhibit 10(ii) on Form 10Q for quarter ended September 30, 1999, and is incorporated herein by reference.

10(xvi)	Promissory Note between Albex Aluminum and Jacob Pollock, trustee as of March 31, 2000.

21	Subsidiaries of the Registrant

23	Consent of Independent Auditors (none)

Executive Compensation Plans and Arrangements

The Registrant’s executive compensation plans and arrangements required to be filed as exhibits are listed under Exhibit 10 above.

(b)	Reports on Form 8-K:

A Form 8-K was filed on February 23, 2002 describing RVM’s ceasing operations

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date June 27, 2002	RVM INDUSTRIES, INC.

	By:	/S/ Jacob Pollock

Jacob Pollock, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Date June 27, 2002	/S/ Jacob Pollock

Jacob Pollock, Director, Chief Executive Officer, (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Date June 27, 2002	/S/ C. Stephen Clegg

C. Stephen Clegg, Director

Date June 27, 2002	/S/ Richard D. Pollock

Richard D. Pollock, Director

Date June 27, 2002	/S/ Louis N. Strike

Louis N. Strike, Director