Form 10-Q
period 2002-06-30
RVM INDUSTRIES INC
filed 2002-08-13
CIK 82172

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C., 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended June 30, 2002                          Commission File
                                                                No. 0-1709
                                                             ---------------

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

There were 1,937,505 shares outstanding of the Registrant's common stock as of August 9, 2002.

                      RVM INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS (unaudited)

                                                                                                  2002
                                                                              ----------------------------------------------

                                                                                   JUNE 30                    MARCH 31
                                                                              ------------------          ------------------
ASSETS

Current assets:
   Cash and cash equivalents                                                    $      226,453               $     173,392

   Receivables:
     Trade, net of allowance for doubtful accounts of $5,000 at
       June 30 and March 31                                                          1,035,238                   1,040,941

   Inventories                                                                       1,556,022                   1,446,315

   Refundable income taxes                                                           1,001,000                   1,001,000

   Other current assets                                                                 21,824                      24,691

   Current assets of discontinued operation-Ravens                                           0                           0

   Current assets of discontinued operation-Albex                                       50,000                      87,109
                                                                              ------------------          ------------------

       Total current assets                                                          3,890,537                   3,773,448

Property, plant and equipment, net                                                     574,086                     537,154

Other assets                                                                             6,687                       6,687

Deferred income taxes net of valuation allowance of $3,052,518
at June 30 and March 31, 2002                                                                0                           0

Non-current assets of discontinued operations-Ravens                                 1,823,128                   1,846,239

Non-current assets of discontinued operation-Albex                                   2,940,000                   2,870,000
                                                                              ------------------          ------------------

       Total assets                                                             $    9,234,438              $    9,033,528
                                                                              ==================          ==================



  See accompanying notes to the consolidated financial statements (unaudited).

                      RVM INDUSTRIES, INC. AND SUBSIDIARIES

                                                                                                  2002
                                                                              ----------------------------------------------

                                                                                   JUNE 30                    MARCH 31
                                                                             ------------------          ------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable - trade                                                    $     1,601,356              $    1,427,129
                    - related parties                                                   40,000                           0
   Accrued expenses and liabilities                                                    169,214                     196,639
   Deferred income taxes                                                                     0                           0
   Current portion of long-term debt                                                   255,357                     264,460
   Debt in default                                                                     419,019                     419,019
   Current liabilities of discontinued operation-Ravens                              2,080,272                   2,125,205
   Current liabilities of discontinued operation-Albex                               3,274,197                   3,261,345
                                                                              ------------------          ------------------

       Total current liabilities                                                     7,839,415                   7,693,797

Long-term debt                                                                       3,717,362                   3,502,505
Notes payable - related parties                                                        527,800                     527,800
Non-current liabilities of discontinued operations-Ravens                                    0                           0
Non-current liabilities of discontinued operation-Albex                              2,768,508                   2,768,508
                                                                              ------------------          ------------------

       Total liabilities                                                            14,853,085                  14,492,610
                                                                              ------------------          ------------------

Shareholders' equity:
   Preferred stock, $0.01 par value; authorized shares, 300,000; none
     outstanding                                                                             -                           -
   Common stock, $0.01 par value; authorized shares, 3,000,000; issued and outstanding, 1,937,505 shares at June 30, 2001 and at March 31, 2001
                                                                                        19,376                      19,376
   Additional capital                                                                5,311,336                   5,311,336
   Retained deficits                                                               (10,949,359)                (10,789,794)
                                                                              ------------------          ------------------

       Total shareholders' equity                                                   (5,618,647)                 (5,459,082)
                                                                              ------------------          ------------------

       Total liabilities and shareholders' equity                              $     9,234,438              $    9,033,528
                                                                              ==================          ==================

  See accompanying notes to the consolidated financial statements (unaudited).

                      RVM INDUSTRIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

                                                                        THREE MONTHS ENDED
                                                                              JUNE 30
                                                               --------------------------------------
                                                                     2002                 2001
                                                               -----------------     ----------------

Net sales                                                      $     1,998,024       $     2,375,418

Cost of sales                                                        1,905,931             2,233,714
                                                               -----------------     ----------------

      Gross profit                                                      92,093               141,704

Selling, general and administrative expenses                           150,068               144,049
                                                               -----------------     ----------------

      (Loss) income from operations                                    (57,975)               (2,345)

Other income (expense):
   Other income                                                              0                     0
   Interest expense                                                    (12,515)               (9,782)
                                                               -----------------     ----------------

      (Loss) income before income taxes                                (70,490)              (12,127)

Provision for income taxes                                                   0                     0
                                                               -----------------     ----------------

    (Loss) income from continuing operations                           (70,490)              (12,127)

Discontinued operations:
   (Loss) from discontinued operations of Ravens                      (179,125)             (568,051)
   (Loss) Income from discontinued of Albex,                            90,050            (9,484,038)
                                                               -----------------     ----------------

Net loss                                                             $(159,565)          (10,064,216)
                                                               =================     ================

Per share data:
   Basic and diluted earnings (loss) per share:
      Continuing operations                                     $       (0.03)        $       (0.00)
      Discontinued operations                                           (0.05)                (5.19)
                                                               -----------------     ----------------
                                                                $       (0.08)        $       (5.19)
                                                               =================     ================

  See accompanying notes to the consolidated financial statements (unaudited).

                      RVM INDUSTRIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

                                                                                     THREE MONTHS ENDED JUNE 30
                                                                               ----------------------------------------
                                                                                      2002                  2001
                                                                               --------------------   -----------------
Cash flows from operating activities of continuing operations:
   Net (loss) income from continuing operations..............................      $ (70,490)             $ (12,109)
   Adjustments to reconcile net (loss) income to net cash provided by operating activities of continuing operations:
     Depreciation and amortization...........................................         31,319                 42,204
     Loss on Sale of Fixed Assets............................................              0
     Increase (decrease) in allowance for doubtful accounts                                                 (21,000)
   Increase (decrease) in cash from changes in:
     Receivables  ...........................................................          8,108                (66,386)
     Inventories.............................................................       (110,860)               (68,527)
     Other assets............................................................          2,867                (22,470)
     Accounts payable........................................................        174,553                500,501
     Accrued expenses and other current liabilities..........................         24,117                (15,197)
                                                                               --------------------   -----------------

     Net cash provided by operating activities of continuing operations......         59,614                337,016
                                                                               --------------------   -----------------

Cash flows from investing activities of continuing operations:
   Capital expenditures......................................................        (68,249)                (8,597)
     Proceeds from sale of fixed assets......................................              0                      0
     Proceeds from sale of Ravens............................................              0                      0
     Proceeds from Sale of Albex fixed assets................................              0                      0
                                                                               --------------------   -----------------
     Net cash used by investing activities of continuing operations..........        (68,249)                (8,597)
                                                                               --------------------   -----------------

Cash flows from financing activities of continuing operations:
   Payments on long-term debt................................................         (1,605)              (421,432)
   Proceeds on long-term debt................................................              0                      0
   Payments on notes payable - bank, net.....................................        (17,641)            (1,581,036)
   Payments and proceeds notes payable to related parties....................         40,000                 18,056
   Contributed capital majority stockholder..................................              0                      0
                                                                               --------------------   -----------------

     Net cash used by financing activities of continuing operations..........         20,754             (1,984,412)
                                                                               --------------------   -----------------

Cash flows provided (used) in continuing operations..........................         12,119             (1,655,993)
Cash flows provided (used) by discontinued operations........................         40,942              1,833,834

Net (decrease) increase in cash and cash equivalents.........................         53,061                177,841
Cash and cash equivalents at beginning of period..............................       173,392              1,108,115
                                                                               --------------------   -----------------
Cash and cash equivalents at end of period....................................      $226,453             $1,285,956
                                                                               ====================   =================

  See accompanying notes to the consolidated financial statements (unaudited).

                      RVM INDUSTRIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION

         The information in this report reflects all adjustments, which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented for RVM Industries, Inc. ("the Company"). All adjustments other than those described in this report are, in the opinion of management, of a normal and recurring nature. These consolidated financial statements include the accounts of RVM's wholly owned subsidiaries: Ravens, Inc. ("Ravens") now know as Waterloo Holding Company, Albex Aluminum, Inc. ("Albex") and Signs and Blanks, Inc ("SABI"). All significant intercompany accounts and transactions have been eliminated.

2.       GOING CONCERN OF THE COMPANY

         The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of March 31, 2002 the Company was in violation of certain of its covenants related to its FirstMerit Bank, N.A. ("FirstMerit") debt in the total amount of $3,540,977. The company restructured the debt with FirstMerit on April 5, 2002 and Mr. Jacob Pollock guaranteed $3,200,000 of the debt. The Company is in default as of March 31, and June 30, 2002 on payment of interest and principle of debentures in the amount of $419,018. The Company's liabilities exceed its assets and it no longer conducts its Albex and Ravens operations. There is substantial doubt as to the Company's ability to continue as a going concern for a reasonable period of time.

3.       DISCONTINUED OPERATIONS

         In August 2001, the Company's Board of Directors approved a plan to shutdown Albex. Accordingly, the results of operations for Albex have been presented as a discontinued operation in the accompanying unaudited consolidated financial statements for all periods presented. The estimated loss on disposal of the discontinued operations of Albex has been determined based on management's estimated loss related to the write-down of impaired property, plant, and equipment and estimated losses from operations during the phase-out period. For the three month period ended June 31, 2001, the loss amounted to $9,484,038.

         On December 19, 2001, the Company sold the Albex extrusion building, machinery and equipment to an unrelated third party. The cash received from that sale was used to pay down secured debt. The company signed a letter of intent in November 2001 to sell the cast house land, building and equipment. The sale was completed in August 2002 and the cash from the sale will be used to pay down the debt to FirstMerit and continuing operating expenses related to the sale of Albex.

         The loss from operations for Albex for each period is presented below:

                                                     Three Months Ended
                                                         June 30
                                                  2002               2001
                                              ---------------   ---------------

         Net sales                              $    60,000       $ 4,615,680
         Operating loss                             (57,235)        1,138,038
         Income tax benefit                         147,285
                                              ---------------   ---------------
         Loss from operations                       (90,050)        1,138,038
         Estimated (gain) loss on disposal
                                                          0         8,346,000
                                              ---------------   ---------------
         Net loss (gain)                        $   (90,050)      $ 9,484,038
                                              ===============   ===============

         On November 14, 2001, the Company sold the operating assets and liabilities of Ravens. Accordingly, the results of operations for Ravens have been presented as a discontinued operation in the accompanying unaudited consolidated financial statements for all periods presented. The estimated loss of disposal of the discontinued operations of Ravens was not determined during the three-month period ended June 30, 2002. The statements presented for Ravens do not include any of management's estimated loss on the sale of Ravens' operations, severance costs, and other costs incurred to sell the operations of Ravens. For the three months ended June 30, 2002, the operating loss was $568,051. Subsequently for the full year ended March 21, 2002, the Company's loss on the discontinued operations of Ravens was $5,314,529, of which the operating loss to November 14, 2001 was $2,726,314.

         The loss from operations for Ravens' for each period are presented below:

                                               Three Months Ended
                                                     June 30
                                               2002           2001
                                          --------------   -------------

         Net sales                          $        0      $6,412,827
         Operating loss (income)               179,125         568,051
         Income tax (expense)                     --
                                          -------------    ------------
         Loss (income) from operations
                                               179,125         568,051
         Estimated loss on disposal                  0              0-
                                          -------------    ------------
         Net loss (income)                  $  179,125      $  568,051
                                          ==============   =============

         The current and non-current assets and liabilities of Ravens and Albex have been classified appropriately on the unaudited consolidated balance sheet at June 30, 2002 and March 31, 2002 based on the timing and the amount of anticipated net proceeds related to the sale of the assets of Albex.

4.       FINANCIAL OBLIGATIONS

         On April 5, 2002, FirstMerit amended the Company's revolving note agreement. The amended agreement extends the maturity of the revolving note from March 31, 2002 to March 31, 2003, reduces the interest rate from FirstMerit's prime rate plus .75% to FirstMerit's prime rate plus .50%, and amends the maximum outstanding balance of the revolving loan to $350,000. The Company owed $191,616 and $209,258 under this agreement at June 30, 2002 and March 31, 2002 respectively.

         The Company paid off all other loans to FirstMerit and entered into a new agreement on April 5, 2002 that replaced those loans with a single loan of $3,540,977. Interest on the loan was fixed at 6.0%. Interest only payments are due until October 2002 and monthly interest and principle payments made on a twenty year amortization schedule thereafter. The note matures with all remaining principal due on March 31, 2007.

         The Company entered into a short-term draw down note with FirstMerit for $450,000, interest fixed at 7.0%. All interest and principal is due on September 30, 2002. The Company owed $225,000 and $0 at June 30, 2002 and March 31, 2002 respectively.

         Mr. Jacob Pollock provided a $3,200,000 personal guarantee on the above loans to FirstMerit.

5.       EARNINGS (LOSS) PER SHARE

         Basic earnings (loss) per share are based on net income (loss) divided by the weighted average number of common shares outstanding. The weighted average number of common shares outstanding was 1,937,505 in 2002 and 2001. Diluted earnings per share reflect the potential dilution that could occur if all options or contracts to issue common stock were issued or converted. Basic earnings per share for the Company are the same as diluted earnings per share.

6.       INVENTORIES

         Inventories consist of the following:

                                       June 30, 2002           March 31, 2002
                                      ----------------        -----------------

         Raw materials                    $  854,100              $  842,474
         Work in process                           0                       0
         Finished goods                      701,922                 603,841
                                      ----------------        -----------------

                                          $1,556,022              $1,446,315
                                      ================        =================

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

         On April 1, 2001, the Company adopted Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (SFAS 133). SFAS 133 requires the Company to recognize all derivative financial instruments on the balance sheet at fair value. The Company does not utilize derivative financial instruments; therefore, there was no impact upon adoption.

8.       CONTINGENT LIABILITIES

         The Company, Ravens, Waterloo Holding and Mr. Jacob Pollock have been named in a fraudulent suppression complaint made by Fontaine Trailer Company Inc. The complaint involves warranty issues and the amount of warranty reserve transferred to Fontaine as part of the purchase price of Ravens. The Company believes that the reserve was adequate to fund all warranty claims in the future for units sold by Ravens prior to the sale of the company.

         The Company and Albex are defendants in a wrongful death and employer intentional tort claim. In cases like this where there are many underlying facts that are disputed, it is difficult to predict a favorable or unfavorable outcome. If the plaintiff prevails against the Company, liability is significant, as the jury will have broad discretion to fix the amount of damages it awards for both compensatory and punitive damages. The Company believes in the strength of its defenses and intends to assert them if a trial is necessary. The Company also believes any settlement is within the limits of its insurance policies.

         Albex has been named in a number of unsecured creditors claims for amounts due. The sale of all of the assets of Albex will be used to pay down the debt to the secured creditors. The Company notified all of Albex's unsecured creditors that payment was not probable.

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

                      RVM INDUSTRIES, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                DECEMBER 31, 2001

                     MATERIAL CHANGES IN FINANCIAL CONDITION

The Company had cash and cash equivalents of $226,453 and $173,392 at June 30, 2002 and March 31, 2002, respectively. The Company could have borrowed approximately $158,384 more on a line of credit with FirstMerit Bank on June 30, 2002. The Company has borrowed $225,000 on a $450,000 drawn note with FirstMerit. The Company owes FirstMerit at June 30, 2002 $3,540,977 on a five year note that is secured by all of the Company's inventory, receivables and fixed assets. See footnote 4 to the Consolidated Financial Statements for discussion on the financial obligations of the Company.

The proceeds from the sale of the remaining assets of assets of Albex and Ravens will be used to fund operating expenses to close down those businesses and to reduce substantially the secured debt.

A Company controlled by Mr. Jacob Pollock intends to purchase all of the outstanding stock of the Company. The Company will notify all outstanding shareholders and members of his family regarding the details of this transaction in its Information Statement for the 2002 Annual meeting of the stockholders.

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

Account Receivables (SABI only) of $1,035,238 reflect a decrease from year-end of $5,703 resulting from lower sales.

Inventories (SABI only) of $ 1,556,022 increased from year-end by $109,707. Inventories have increased due to the combination of mix of sales and availability of lower cost material.

Capital expenditures at SABI were $68,249 for equipment that improved the operations and increased capacity for items not previously sold by SABI.

Accounts Payable (SABI only) of $1,601,356 increased $174,227 and reflected mainly the increase in inventory for the same period. Mr. Jacob Pollock advanced the Company $40,000 to purchase the capital equipment at SABI. The terms are equal four-month payments with no interest.

The Company believes that if SABI were sold along with the completion of the sale of the remaining assets of Albex the amount received would be required to pay down the debt owed to FirstMerit that is due March 31, 2003 and 2007. The only alternative is to arrange new financing. The Company believes that the potential sale of the SABI assets and liabilities and the sale of the Albex assets will generate enough cash to pay down most of the senior secured debt. However, certain unsecured vendors (mainly at Albex) will not be paid. As the Company winds down operations, its shares will have little or no value to the stockholders and it is unlikely that the Company will pay the debt to related parties.

               Three Months Ended June 30, 2002 Compared to the
                       Three Months Ended June 30, 2001
                       --------------------------------

Consolidated net sales, (SABI only), were $1,998,024 or 15.9% lower than last year. The general slowdown of the economy caused the lower sales as government agencies are cutting back purchases. Gross Profit as a percent of net sales decreased to 4.6% from 5.6%, due mainly to mix of product and lower selling prices. Selling and General Administrative costs increased 4% to $150,068. The Company 's loss from continuing operations was $(70,490) compared to a loss of $(12,127) in the comparable period last year.

Ravens incurred an additional $179,125 of operating loss for the quarter due mainly to the continuing cost associated with the close down of the Company and the litigation resulting from the sale of the company.

The Albex income of $90,050 results mainly to a one-time income tax refund for the prior year.

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

                           PART II. OTHER INFORMATION

Item 1.  Legal Disclosures


Item 5.  Other Information

         The Company's outside independent accountants did not review the included unaudited financial statements as required by Reg. S-X Rule 10-01(d).


Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits:

         Exhibit No.                Item
         -----------                ----
         99                         Statement regarding the certifications
                                    required pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


         (b) Reports on Form 8-K:

             A Form 8-K was filed on July 15, 2002 naming SS&G Financial Services, Inc. as the Company's auditor.



                                   SIGNATURES

             In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          RVM INDUSTRIES, INC.
                          Registrant)


                          By:   /s/ Jacob Pollock
                                ----------------------------------
                                Jacob Pollock, Director, Chief Executive Officer (Principal Financial Officer
                                And Principal Accounting Officer)

             Date: August 13, 2002