Form 10-K/A
period 2002-03-31
RVM INDUSTRIES INC
filed 2002-11-15
CIK 82172

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C., 20549

                                   FORM 10-K/A

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                                   Commission File
March 31, 2002                                              No. 0-1709
----------------------------------                        ----------------------

                              RVM INDUSTRIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                        31-1515410
-------------------------------                   -----------------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification Number)

753 W. Waterloo Road, Akron, Ohio                         44314-1519
------------------------------------------        -----------------------------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code:  (330) 753-4545

Securities registered pursuant to Section 12(b) of the Act:  None.

Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock (par value $.01 per share)
                     ---------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.          Yes    X             No
                                                -------             --------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates as of October 1, 2002, based on a bid price of $0.05 was approximately $8,558. The Registrant has no non-voting common equity.

There were 1,937,505 shares outstanding of the Registrant's common stock as of October 31, 2002.

                       Documents Incorporated by Reference
                       -----------------------------------
                                      None

                              RVM INDUSTRIES, INC.

                       Index to Annual Report on Form 10-K
                    for the Fiscal Year Ended March 31, 2002

PART I                                                                    PAGES
------                                                                    -----

Item 1       Business                                                      3-9

Item 2       Properties                                                   9-10

Item 3       Legal Proceedings                                             10

Item 4       Submission of Matters to a Vote of Security Holders           10

PART II
-------

Item 5       Market for Registrant's Common Equity and
               Related Stockholder Matters                                 11

Item 6       Selected Financial Data                                       12

Item 7       Management's Discussion and Analysis of
               Financial Condition and Results of Operations              13-17

Item 7a      Quantitative and Qualitative Disclosures about Market Risk    17

Item 8       Financial Statements and Supplementary Data                  17-44

Item 9       Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure                         45

PART III
--------

Item 10      Directors and Executive Officers of the Registrant           45-46

Item 11      Executive Compensation                                       47-49

Item 12      Security Ownership of Certain Beneficial Owners
               and Management                                              50

Item 13      Certain Relationships and Related Transactions                51

Item 14      Controls and Procedures                                       51

PART IV
-------

Item 15      Exhibits, Financial Statement Schedules, and
               Reports on Form 8-K                                        52-55

                                     PART I

ITEM 1. BUSINESS

COMPANIES

RVM Industries, Inc. (RVM) is a publicly held holding company. Ravens, Inc. (Ravens), Albex Aluminum, Inc. (Albex), and Signs and Blanks, Inc. (SABI) are wholly owned subsidiaries of RVM. On November 14, 2001, Ravens sold certain operating assets and liabilities to Fontaine Trailer Company, Inc. Ravens subsequently changed its name to Waterloo Holding Company. The "Company" refers to RVM, Ravens (Waterloo Holding Company), Albex and SABI, collectively.

FISCAL YEAR

RVM's fiscal year ends on March 31. References to 2002, 2001, etc. are for the fiscal years ended March 31, 2002, 2001, etc., respectively.

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

On March 31, 1997, RVM purchased all of the common stock of Albex and SABI, which were corporations wholly owned by Pollock, the majority shareholder of RVM. Since this was a business combination of entities under common control, the financial statements of prior years were restated to reflect the combination on an "as if pooling of interests" basis.

Albex was incorporated in the State of Ohio on February 25, 1991, as Wirt Metal Products, Inc., relocated its operations from Elizabeth, West Virginia to Canton, Ohio in 1996, and changed its name in 1997 to better reflect its business of manufacturing aluminum billets and extrusions. Albex purchased the real estate and an extrusion press in Elizabeth from Ravens prior to Pollock purchasing a majority interest in Ravens.

SABI was founded by Pollock and incorporated in the State of Ohio on July 10, 1989.

On April 8, 1999, RVM purchased the assets and inventory of a steel trailer manufacturing plant in Knox, Indiana, for approximately $1.2 million. The plant produces a new steel trailer product line that enhances the current product line and is sold through the Ravens distribution network.

In August 2001, the Company's Board of Directors approved a plan to shut down Albex. Albex suspended cast house production in November 2000 due to slow demand for aluminum billet. By September 2002 all extrusion manufacturing was suspended. Low demand for the product was the major cause of the shutdown. In December 2001, the Company sold Albex extrusion machinery and equipment to a non-related third party. Accordingly, Albex's historical operations have been reported as discontinued operations.

On November 14, 2001, the Company sold the operating assets and liabilities of Ravens to Fontaine Trailer Company, Inc. Ravens changed its name to Waterloo Holding Company and controls the assets and liabilities not sold to Fontaine Trailer Company, Inc.

In January 2002, the Company entered into an agreement with a non-related third party to sell Albex cast house land, building, machinery and equipment. The sale was completed in July, 2002.

Subsequent to the shutdown of Albex and the sale of Raven's operating assets and liabilities, RVM's operations consist solely of SABI.

MARKETS

RAVENS

Prior to the sale the principal business of Ravens is the design and manufacture of truck trailers, consisting of platform (flatbed) trailers, drop deck trailers, dump trailers, and dump truck bodies. Since the late 1950s, Ravens designed and manufactured durable, lightweight aluminum trailers and bodies, which provide the advantage of lower operating costs plus higher legal payload capacity. Ravens' products are primarily made with aluminum bodies and aluminum chassis. With the addition of the Knox facility, Ravens produces a dump trailer made of steel. The steel dump trailer serves the demolition market, which requires a more durable body. Ravens' truck trailers are basically standardized products with a number of optional features available; however, certain variations are often made to satisfy customers' requirements. Ravens also manufactures truck and trailer accessories, including toolboxes, side kits and boxes, bulkheads and other optional equipment. Ravens sells a wide variety of after-market parts for trucks and trailers, including parts for its own trailers.

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

A down turn in the U.S. trailer industry started approximately in the second calendar quarter of 2000 and the industry has yet to see a recovery. For the calendar year 2000 the Bureau of the Census reported overall manufacturers shipments of units were 240,256, down 20.1% from the previous year, with the fourth quarter shipments down 31.4% from the previous fourth quarter. The Industry continued to be depressed in calendar year 2001. Ravens sales through November 14, 2001 decreased 49.5% from the same period last year. Over all industry information is not available for calendar year 2001.

Trailer sales have been affected by fuel prices, interest rates, bankruptcies that have made available newer used equipment in the market place, tightened credit policies of financing sources for customers and the overall general slowing of the economy.

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

Albex extrusion business continued to decrease in 2002. Albex shipped 5.8 million pounds of extrusions in the first five months of 2002, a decrease of 40% over the same five months of 2001. The transportation industry continued to be in a severe recession in addition to the overall recession in the manufacturing segment. In 2001, Albex shipped approximately 18.5 million pounds of aluminum extrusions on a market that exceeded 3.5 billion pounds. Albex shipments in 2001 were down 32.9% from 2000 due to a general decline in the business activity in manufacturing and most specifically the transportation segments.

Applications in the transportation market included truck trailers and bodies, utility trailers, recreational vehicles, and railcars. Approximately 7%, 18%, and 21%, of Albex's net sales in 2002, 2001, and 2000, respectively, were to Ravens. These sales and intercompany inventory profits have been eliminated from the consolidated financial statements.

Primary uses in the building and construction markets were structural beams and components for buildings, road sign supports, and components for highway and bridge construction. Examples of consumer durables are components for boats, sports and exercise equipment, greenhouses, and durable medical equipment. Albex produces a wide variety of standard shapes such as angles, bars, channels, pipes, and beams that are purchased by distributors for resale to end users.

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

SABI

SABI is a fully automated manufacturer of aluminum sign blanks and traffic, warning, and street signs. SABI distributes its manufactured products and purchased sign posts to a market approximating $350 million per year. Approximately two-thirds of SABI's sales are to fabricator/dealers who purchase aluminum blanks, cover them with reflective sheeting that is often silk screened, and then sell the finished signs to governmental agencies. Approximately one-third of SABI's sales are directly to governmental agencies in the form of blanks or signs silk-screened by SABI's print shop. Most sales are to customers east of the Mississippi River. SABI's business is not generally seasonal.

BACKLOG

The order backlogs for the sign industries are not relevant due to the nature of the industries and customers. These backlogs tend to be low and of short duration.

DISTRIBUTION AND SERVICE

RAVENS

Ravens sold and serviced truck trailers nationally through 71 trailer dealerships located in 32 states and 4 dealerships located in Canada. Ravens owns trailer and parts sales branch located in Dover, Ohio. In addition, Ravens has regional sales managers who support the dealerships and solicit direct sales from fleet customers.

Service and maintenance on Ravens' products were performed by its Dover, Ohio service branch. The Company approved garages, repair shops, and customers are also authorized to service its products.

Ravens assisted in financing its trailer sales to customers by guaranteeing the time payment notes of customers with acceptable credit standing to a finance company. See Note 9 to the consolidated financial statements as to contingent liabilities with respect to these notes.

Ravens accepted used trailers as trade-ins on sales of new trailers and purchased used trailers for resale. Ravens generally reconditioned these used trailers when necessary and held them for resale. Ravens did not generally lease trailers.

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

Ravens developed product design, manufacturing, and marketing expertise for aluminum platform and dump trailers. Aluminum trailers, compared to composite and steel trailers, are lighter, enabling a larger payload to be hauled, last longer, require less maintenance, and have higher resale and scrap values. These factors are distinct advantages of aluminum trailers, but the higher cost of aluminum compared to steel requires a larger investment by the customer.

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

On November 14, 2001, the Company sold the operating assets and liabilities of Ravens to Fontaine Trailer Company, Inc.

ALBEX

The aluminum extrusion industry is highly competitive. Although there are more than 100 companies in North America that participate, the industry has begun to consolidate as large aluminum companies have acquired major extrusion manufacturers. Prior to closing, Albex's principal competitors included Alcoa, Kaiser, Indalex, Norsk and Hydro Wells Aluminum. Success in the industry turns on a company's ability to keep the presses at a high level of utilization while supplying a quality product on time and at a fair price. Albex had positioned itself well in the industry with the three extrusion presses; however, due to slow demand for aluminum billet and strong competition, manufacturing was suspended during the second quarter of fiscal 2002.

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

PATENTS AND TRADEMARKS

Ravens is a registered trademark for its swirl design finish on its manufactured products. Ravens believe that the swirl finish is a cosmetic feature, which favorably distinguishes its trailers and bodies from competitors' products. Ravens sold the trademark to Fontaine Trailer Company, Inc. on November 14, 2001.

EMPLOYEES

The Company employed approximately 40 people at March 31, 2002 compared to approximately 296 administrative, sales, engineering, production, and repair and service personnel at March 31, 2001. SABI's hourly production employees are represented under an agreement expiring on December 31, 2003 with The Glass, Molders, Pottery, Plastics & Allied Workers International Union, AFL-CIO. Hourly personnel at Ravens became employees of Fontaine or were terminated and hourly personnel at Albex were terminated in connection with the shut down.

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

ITEM 2. PROPERTIES

RVM leases approximately 11,000 square feet of office space for its corporate office in Akron, Ohio, from a company controlled by Jacob Pollock.

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

SABI operates in a leased 64,000 square foot predominantly steel and concrete block building in Akron, Ohio. RVM believes that SABI has sufficient production capacity to meet current and projected demand for its products. SABI leases the facility from a company that Richard Pollock is a shareholder.

Certain owned property of the Company was subject to mortgages and is collateral for lines of credit and a letter of credit. See Notes 7 and 8 to the consolidated financial statements.

ITEM 3. LEGAL PROCEEDINGS

The Company, Waterloo Holding (formerly Ravens) and Mr. Jerry Pollock have been named in a fraudulent suppression complaint made by Fontaine Trailer Company, Inc. The complaint involves warranty issues and the amount of warranty reserve transferred to Fontaine Trailer Company, Inc. as part of the purchase price of Ravens. The Company believes that the reserve was adequate to fund all warranty claims in the future for units sold by Ravens prior to the sale of the company.

The Company and Albex in August 2001 were named in a wrongful death and employer intentional tort claim. In cases like this where there are many underlying facts that are disputed it is difficult to predict a favorable or unfavorable outcome. If the plaintiff prevails against the Company, liability is significant, as the jury will have broad discretion to fix the amount of damages it awards for both compensatory and punitive damages. The Company believes in the strength of its defense and intends to assert them if a trial is necessary. The Company also believes any settlement is within the limits of its insurance policies.

The Company, Albex and an unrelated party were defendants in a wrongful death and employer intentional tort claim. In July 2001, the plaintiff, the Company, and the Company's insurance carriers settled this claim within the limits of the Company's insurance policies and therefore there was not any impact on the Company's financial position and results of operations and cash flows.

Albex has been named in a number of unsecured creditors claims for amounts due. The sale of all of the assets of Albex will be used to pay down the debt to the secured creditors. The Company had notified all of Albex's unsecured creditors that payment was not probable.

Albex has been named in a foreclosure proceeding relating to the mortgage on the land and buildings. Albex will surrender the land and buildings to the mortgage holder when the proceeding is completed. The mortgage holder is a company controlled by Mr. Jerry Pollock. The mortgage on the land and building is $2,400,000 and the appraisal for the land and buildings as of May 3, 2001 was $1,820,000.

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

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

RVM's common stock (trading symbol "RVMI") is traded over-the-counter and quoted on the OTC Bulletin Board and on "pink sheets" which are published periodically. The high and low trade prices and shares traded of RVM's common stock as reported by the OTC Bulletin Board for each quarterly period during the last two fiscal years were as follows:


                                                                                  SHARES
                                         HIGH                 LOW                 TRADED
                                    -----------------    ----------------    -----------------
2002
   First quarter                        $4.50                 $1.01                   900
   Second quarter                        1.01                  1.01                   100
   Third quarter                         1.01                  1.01                   200
   Fourth quarter                        1.01                  0.04                16,500

2001
   First quarter                        $4.75                 $4.00                 7,900
   Second quarter                        4.75                  4.00                11,800
   Third quarter                         4.25                  4.13                 3,700
   Fourth quarter                        4.25                  4.00                 2,500

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

There were approximately 3,700 holders of record of the Registrant's common stock as of October 1, 2002. See Item 12.

ITEM 6. SELECTED FINANCIAL DATA FOR THE YEARS ENDED MARCH 31

This information should be read in conjunction with the consolidated financial statements and the related notes in Item 8 and Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7.

                                                   2002              2001              2000              1999              1998
                                              ------------      ------------      ------------      ------------      ------------

Net sales                                     $  8,080,448      $  9,457,015      $  9,991,880      $ 11,153,221      $ 11,302,623

(Loss) from continuing operations                 (349,613)         (646,070)         (462,603)         (273,106)         (122,667)

(Loss) income from operations of
discontinued operations                         (5,149,744)       (4,407,874)         (242,914)        2,838,683         3,641,342

(Loss) from sale of discontinued
operations                                      (5,826,201)         (194,933)         (114,763)                0                 0

Cumulative effect of accounting change                   0                 0                 0                 0          (211,651)

Net (loss) income                              (10,235,605)       (4,244,526)         (535,451)        1,533,341         1,821,944

Earnings (loss) per share:
   Continuing operations                      $      (0.18)     $      (0.35)     $      (0.27)     $      (0.23)     $      (0.17)
   Discontinued operations                           (5.10)            (1.84)            (0.01)             1.02              1.11
                                              ------------      ------------      ------------      ------------      ------------
                                              $      (5.28)     $      (2.19)     $      (0.28)     $       0.79      $       0.94

Basic and diluted earnings per share
   Income before cumulative effect of
     accounting change                        $      (5.28)     $      (2.19)     $      (0.28)     $       0.79      $       1.05
   Cumulative effect of accounting change             0.00              0.00              0.00              0.00             (0.11)
                                              ------------      ------------      ------------      ------------      ------------

         Net (loss) income                    $      (5.28)     $      (2.19)     $      (0.28)     $       0.79      $       0.94
                                              ============      ============      ============      ============      ============

Average number of shares used in
   computation of per share amounts              1,937,505         1,937,505         1,937,498         1,936,756         1,935,776

Cash dividends declared per common share
                                              $          0      $          0      $          0      $          0      $          0

Total assets                                     8,852,863        43,702,603        53,731,708        48,999,890        48,348,030

Total long-term obligations                      2,410,143         3,873,907        30,760,387        27,866,431        26,995,189

Working (deficit) capital                       (2,550,318)      (15,045,502)       15,412,492        10,655,095        10,591,297

Shareholders' (deficit) equity                  (2,881,604)        4,644,533         8,889,059         9,422,510         7,888,169



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

Liquidity became the Company's key issue. Both Ravens and Albex continued to experience significant sales decreases due to the trucking and extrusion industries further decline in sales. Both Ravens and Albex continued to cut costs and reduce inventories as sales volume declined. The Company continued to look for alternative financing, but the losses generated and the continuing bleak forecasts for the trailer and extrusion industries prevented any interest from lenders.

In August 2001 the Company's Board of Directors approved the plan to shutdown Albex. Albex's current assets were liquidated and the cash was used to pay both expenses and secured lenders. In December 2001 Albex's extrusion machinery and equipment were sold to a non-related third party. The cash proceeds of $4,250,000 were used to pay expenses and the secured lenders. The remaining assets of Albex either will be sold and or are in a foreclosure proceeding. The cash generated will be used to pay expenses and secured lenders.

On November 14, 2001, Ravens operating assets and liabilities were sold to Fontaine Trailer Company, Inc. The cash proceeds of $14,418,000 were used to pay expenses and the secured lenders.

The consolidated Company has liabilities greater than its assets. The Company intends to sell SABI and the remaining assets of Albex. The cash generated from those sales will be used to pay down the secured debt owed to FirstMerit. However, certain unsecured vendors (mainly to Albex) have been notified that they will most likely not be paid. As the Company winds down operations, its shares will continue to have little value to stockholders.

Liquidity and Capital Resources

The Company had cash and cash equivalents of $195,905 and $1,108,115 at March 31, 2002 and 2001, respectively. The Company entered into new financing terms with FirstMerit that provided a $350, 000 line of credit (see footnote 7 to the consolidated financial statements). The Company could have borrowed approximately $140,743 more on the new line of credit at March 31, 2002. The Company also arranged a $450,000 draw down note that can be utilized in fiscal 2003. The Company restructured all of the long term debt to FirstMerit into one note on April 5, 2002. The long term debt owed to FirstMerit on March 31, 2002 was $3,522,051. The new note to FirstMerit is for five-years and is secured by all of the company's inventory, receivables and fixed assets.

As discussed in footnote 7 Notes to the Consolidated Financial Statements, the Company at March 31, 2001 was not in compliance with its bank covenants on cash flow coverage and minimum net worth. The Company owed FirstMerit as of March 31, 2001, $14,039,750 on the $20,000,000 note secured by all the Company's inventory and receivables and $5,118,023 on two long term notes secured by certain fixed assets at Albex and Ravens.

The Company, through the sale of Ravens, the shut down of Albex and the sale of the extrusion machinery and equipment, reduced the long-term debt to secured lenders during fiscal 2002. The Company's intent is to sell the remaining assets of Albex and then to sell SABI. The cash generated from these sales will be used to pay down secured debt to FirstMerit. As liabilities exceed assets, there is doubt about the Company's ability to continue to operate as a going concern.

The financial statements in this document have been prepared on a going concern basis except for the discontinued operations assets and are stated at management's estimate of the impaired value. Also, discontinued operations liabilities include a reserve for cost associated with disposing of the Waterloo Holding Company (Ravens) and Albex assets and liabilities.

2002

Net cash used by continuing operating activities of $401,054 was mainly caused by operating losses. Inventories increased $193,725 as SABI provided for potential shortages due to a supplier bankruptcy in 2002. SABI has been able to replace the supplier with other sources. SABI is paying down extended terms provided by its suppliers and has reduced accounts payable by $168,352.

Cash provided from investing activities resulted from the net sale of Ravens' operating assets and liabilities of $14,418,000 and Albex's extrusion machinery and equipment of $4,250,000. The proceeds from the sale of the assets were used mainly to pay down the line of credit debt in default and the secured long-term debt to the State of Ohio, the city of Kent bonds and to FirstMerit (see Note 8 to the Consolidated Financial Statements).

The Company borrowed an additional $750,000 in 2002 to fund all operations in order to sell Albex and Ravens. The Company replaced the long-term notes to FirstMerit with a five-year note on April 5, 2002. Mr. Jacob Pollock guaranteed $3,250,000 on the new note to FirstMerit (see Note 7 to the Consolidated Financial Statements).

Net cash flow provided by discontinued operations of $222,039 was generated by the sales of Ravens and Albex and offset by operating losses.

DISCLOSURE CONTROLS AND PROCEDURES

As the Company's Chief Executive Officer and Chief Financial Officer, and in accordance with the provisions of 17 C.R.R. Section 240.13a-14(c), I am responsible for establishing and maintaining disclosure controls and procedures to ensure that material information relating to the Company and its subsidiaries is made known to me by others within the organization, especially in connection with the preparation of the Company's Forms 10-K and Forms 10-Q, as to which I must certify pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. Within the last ninety (90) days, in preparation to file amendments to the Company's Form 10-K for the fiscal year ended March 31, 2002 and its Form 10-Q for the fiscal quarter ended June 30, 2002, I evaluated the effectiveness of the Company's disclosure controls and procedures. Based upon that evaluation, it is my view that these disclosure controls and procedures are effective to ensure that all material information regarding the Company and it subsidiaries is made known to me. Subsequent to the date of my evaluation, there have been no significant changes in these internal controls; there have been no significant changes in any other factors that could impact the effectiveness of these internal controls; there have been no significant deficiencies or material weaknesses in these internal controls; and thus it has not been necessary to take any corrective action with regard thereto.
Jacob Pollock

2001

Net cash provided by continuing operating activities of $566,872 was generated mainly by SABI decreasing inventory by $420,873 and extending payables by $572,596. Offsetting the reduction in inventory and extension of payables was the operating losses.

The Company made capital expenditures at SABI of approximately $77,000 used mainly for the replacement of forklift trucks.

The Company used cash to pay-down long-term debt by $3,369,671 and notes payable to the bank by $2,200,907. Net cash flow generated by discontinued operations of $5,483,739 and proceeds from notes from related parties of $94,250 were used for payments on long-term notes and bonds and note payables bank.

Cash generated from operating activities of discontinued operations was $5,483,739 and was achieved by the reduction of inventory and receivables at Ravens and Albex net of their operating losses. Ravens and Albex inventories and receivables decreased by $8,658,051. Operating losses at Ravens and Albex net of depreciation was $(2,315,410). The net reduction in current liabilities was $(1,686,315) and was mainly used by paying warranty and taxes.

Cash used by discontinued operations for investing was $(827,747). Capital expenditures at Ravens and Albex of $1,995,386 were offset by sale of fixed assets at Albex of $939,838 and the use of the remaining funds held by the Kent bond trustee of $227,801.

Capital expenditures at Albex were approximately $1,800,000, used mainly for the expansion of the packaging and shipping department, upgrading the large extrusion press, production dies and other manufacturing equipment. Ravens invested approximately $194,000, used mainly for the installation of the environmental equipment, totaling $174,000, at the Dover facility and the remaining amount on other manufacturing equipment.

2000

Net cash used in continued operating activities of $(877,925) was primarily for reducing accounts payable and increasing inventory at SABI. Capital Expenditures at SABI were approximately $209,000 primarily for new computer hardware to become Year 2000 compliant.

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

Cash used in discontinued operations was $(2,303,479). The cash used was mainly for capital equipment at Albex and to fund the sales growth in inventory and receivables.

Results of Operations

YEARS ENDED MARCH 31, 2002 AND 2001

Net sales of $8,080,448 were $1,376,567 or 14.5% lower than last year. Sales were affected by the slow economy. Gross Profit of 8.2% was slightly lower than 2001 of 8.7%. Selling, general and administrative cost was reduced by 17%, as management reduced costs. As a result of the reduction in costs and a settlement of a vendor payable, operating loss from continuing operations decreased to $(349,613) in 2002 from a loss of $(646,070) in 2001. In addition allocated RVM corporate general and administrative expenses of $555,446 and $588,302 respectively were reclassified to continuing operations from Albex and Ravens in 2002 and 2001.

Loss from discontinued operations- Albex (see Note 4 to the Consolidated Financial Statements) increased to $(5,393,247) in 2002 from $(4,199,004) in 2001. In August 2001 the Company announced a plan to close down Albex. Albex continued to experience a decline in sales and no expectation of an upturn in 2002. Sales declined by 40% in 2002 for the same five month period in 2001. The sales decline was due to the general economy recession, especially in the truck trailer market. The Company recorded $(5,060,201) for a loss on sale of fixed assets sold in December 2001, expenses to close down the facility and managements estimate of loss related to the write down of impaired property, plant and equipment.

Loss from discontinued operations of Ravens (see Note 4 to the Consolidated Financial Statements) increased to $(3,726,745) in 2002 from ($403,803) in 2001. On November 14, 2001 the Company sold all the operating assets and liabilities to Fontaine Trailer Company, Inc. The continuing decline in the truck trailer market and the inability to obtain long term financing led to the decision. Sales declined in 2002, 49.5% to $13,403,826 for the same eight-month period from last year. The Company recorded $(766,000) for the loss on the sale of Ravens.

See Note 10 to the Consolidated Financial Statements for discussion on income taxes. As part of Statement on Financial Standards Number 109 Accounting for Income Taxes requirements, the Company provided a valuation reserve for the estimated tax effect of not being able to utilize the tax loss carried forward for future years. The result was a reduction in the income tax benefit in 2002 of $2,864,792, which increased the net loss for the year by the same amount. Each year the valuation reserve will be reviewed.

The Company net loss for the year increased to $(10,235,605) in 2002 from $(4,244,526) in 2001.

YEARS ENDED MARCH 31, 2001 AND 2000

Net sales decreased by 5.4% to $9,457,015 as SABI closed unprofitable sales offices in North Dakota and Pennsylvania. Gross profits decreased to 8.7% in 2001 from 12.8% in 2000. Margins were impacted by higher material cost that could not be passed onto customers. Selling and general administrative costs decreased by 14%. Loss from continuing operations was $(646,070) in 2001 compared to a loss of $(462,603) in 2000.

Loss from discontinued operations - Albex was $(4,199,004) in 2001 compared to $(5,024,199) in 2000. Net sales for Albex decreased 29.7% to 17,425,597 in 2001.
The loss in sales resulted from the recession in the truck trailer market that started in April 2000. Management could not reduce cost as fast as sales decreased and overall operating loss increased to $(2,366,561) in 2001 from $(804,949) in 2000. In 2000, Albex recorded an impairment loss on machinery and equipment of $2,573,016 resulting from the discontinuation of the use of electric furnaces in the cast house.

Loss from discontinued operations - Ravens was $(403,803) in 2001 from a profit of $4,666,522 in 2000. Ravens sales decreased 38.8% to $34,986,971 as unit shipments were severely impacted by the recession in the truck trailer market. Higher fuel prices, fleet owners' bankruptcies that made available used equipment and tightening of credit by lenders reduced demand for new equipment. The reduced sales volume as well as the lower margins to obtain those sales were the main factors in the reduction of profit of $(5,070,325).

See Note 10 to the Consolidated Financial Statements for discussion on income taxes. As part of Statement on Financial Standards Number 109 "Accounting for Income Taxes" requirements, the Company provided a valuation reserve for the estimated tax effect of not being able to utilize the tax loss carried forward for future years (a part of the deferred tax asset on the balance sheet). Each year the valuation reserve will be reviewed. An appropriate adjustment will be made based upon the financial condition of the Company at that fiscal year end and the ability of the Company to utilize the tax loss carried forward.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements:                                                     PAGES
                                                                         -------

        Report of Independent Auditors                                     18

        Consolidated Balance Sheets, March 31, 2002 and 2001              19-20

        Consolidated Statements of Operations
           for the years ended March 31, 2002, 2001 and 2000               21

        Consolidated Statements of Changes in Shareholders' (Deficit)
           Equity for the years ended March 31, 2002, 2001 and 2000        22

        Consolidated Statements of Cash Flows
           for the years ended March 31, 2002, 2001 and 2000               23

        Notes to Consolidated Financial Statements                        24-42

Financial Statement Schedule:

   II - Valuation and Qualifying Accounts
           for the years ended March 31, 2002, 2001 and 2000               43

          All other schedules are omitted because they are not applicable or the required information is presented in the financial statements or the notes thereto.

                         Report of Independent Auditors



To the Shareholders and Board of Directors
RVM Industries, Inc.

We have audited the accompanying consolidated balance sheet of RVM Industries, Inc. and subsidiaries as of March 31, 2002, and the related consolidated statement of income, changes in shareholders' equity and cash flows for the year then ended. Our audit also included the financial statement schedule listed in
Item 8. These consolidated financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audit. The consolidated financial statements of RVM Industries, Inc. and subsidiaries as of March 31, 2001 and for the two years then ended were audited by other auditors whose report dated July 9, 2001, included an explanatory paragraph that described the going concern uncertainty discussed in Note 2 to the consolidated financial statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of RVM Industries, Inc. and subsidiaries as of March 31, 2002, and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As more fully described in Note 2, the Company has incurred recurring operating losses and total liabilities exceed total assets. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

SALTZ, SHAMIS & GOLDFARB, INC.

Akron, Ohio
September 6, 2002

                              RVM INDUSTRIES, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                                             MARCH 31
                                                                                   ---------------------------

                                                                                          2002            2001
                                                                                   -----------     -----------
ASSETS

Current assets:
   Cash and cash equivalents                                                       $   195,905     $ 1,108,115

   Receivables:
     Trade, net of allowance for doubtful accounts of $5,000 and $26,000 in
       2002 and 2001                                                                 1,042,192       1,058,590

     Related party                                                                           0          20,836

   Inventories                                                                       1,446,316       1,252,591

   Assets held for sale                                                              2,870,000               0

Deferred  income taxes,  net of valuation  allowance of $2,864,792 in 2002 and               0         146,235
$857,986 in 2001

   Other current assets                                                                 24,691          19,169

   Current assets of discontinued operations-Ravens                                     17,840      10,827,754

   Current assets of discontinued operations- Albex                                  1,177,062       5,705,371
                                                                                   -----------     -----------

       Total current assets                                                          6,774,006      20,138,661

Property, plant and equipment, net                                                     537,154         681,026

Other assets                                                                             6,687           6,687

Non-current asset of discontinued operations-Ravens                                  1,535,016      10,837,283

Non-current assets of discontinued operations-Albex                                          0      12,038,946
                                                                                   -----------     -----------

       Total assets                                                                $ 8,852,863     $43,702,603
                                                                                   ===========     ===========


   The accompanying notes are an integral part of the consolidated financial statements.

                              RVM INDUSTRIES, INC.

                                                                                           MARCH 31
                                                                                ------------------------------

                                                                                    2002              2001
                                                                                ------------      ------------
LIABILITIES AND SHAREHOLDERS' (DEFICIT) Equity

Current liabilities:
   Accounts payable--trade                                                      $  1,427,129      $  1,595,481
                   --related parties                                                       0             8,432
   Accrued expenses                                                                  212,744           146,386
   Current portion of long-term debt                                                 264,460             6,150
   Debt in default                                                                   419,019        23,099,500
   Current liabilities of discontinued operations-Ravens                           1,378,470         5,764,768
   Current liabilities of discontinued operations-Albex                            2,149,066         4,563,446
                                                                                ------------      ------------

       Total current liabilities                                                   5,850,888        35,184,163

Long-term debt                                                                     3,483,579           431,364
Notes payable--related parties                                                             0           527,800
Deferred income taxes                                                                      0           146,235
Non-current liabilities of discontinued operations-Albex                           2,400,000         2,768,508
                                                                                ------------      ------------

       Total liabilities                                                          11,734,467        39,058,070
                                                                                ------------      ------------

Shareholders' (deficit) equity:
   Preferred stock, $0.01 par value; authorized shares, 300,000; none
     outstanding                                                                           0                 0
   Common stock, $0.01 par value; authorized shares, 3,000,000; issued and outstanding: 1,937,505 shares at March 31, 2002, and at March 31, 2001
                                                                                      19,376            19,376
   Additional capital                                                              7,495,804         4,786,336
   Retained (deficit)                                                            (10,396,784)         (161,179)
                                                                                ------------      ------------

       Total shareholders' (deficit) equity                                       (2,881,604)        4,644,533
                                                                                ------------      ------------

       Total liabilities and shareholders' (deficit) equity                     $  8,852,863      $ 43,702,603
                                                                                ============      ============


   The accompanying notes are an integral part of the consolidated financial statements.

                              RVM INDUSTRIES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                        FOR THE YEARS ENDED MARCH 31
                                                              ------------------------------------------------

                                                                  2002              2001              2000
                                                              ------------      ------------      ------------

Net sales                                                     $  8,080,448      $  9,457,015      $  9,991,880
Cost of sales                                                    7,417,606         8,629,587         8,716,178
                                                              ------------      ------------      ------------

         Gross profit                                              662,842           827,428         1,275,702

Selling general and administrative expenses                      1,174,980         1,413,719         1,640,336
                                                              ------------      ------------      ------------

         (Loss) from operations                                   (512,138)         (586,291)         (364,634)

Other income (expense):
   Other income                                                    194,919            40,258                 0
   Interest expense                                                (25,927)          (99,918)          (95,526)
   (Loss) on sales of property, plant and equipment                 (6,467)             (119)           (2,443)
                                                              ------------      ------------      ------------


         (Loss)  from continuing operations before income         (349,613)         (646,070)         (462,603)
         taxes

Income tax provision:                                                    0           (36,300)          (51,200)
                                                              ------------      ------------      ------------

Loss from continuing operations                                   (349,613)         (682,370)         (513,803)
                                                              ------------      ------------      ------------

Discontinued operations
(Loss) from operations of discontinued operations               (5,149,744)       (4,407,874)         (242,914)

(Loss)  from sale of discontinued operations                    (5,826,201)         (194,933)         (114,763)

Income tax benefit                                               1,089,953         1,040,651           336,029
                                                              ------------      ------------      ------------

         (Loss) on discontinued operations                      (9,885,992)       (3,562,156)          (21,648)
                                                              ------------      ------------      ------------

         Net (loss)                                           $(10,235,605)     $ (4,244,526)     $   (535,451)
                                                              ============      ============      ============

           Basic and diluted  (loss) per share
               Continuing operations                          $      (0.18)     $      (0.35)     $      (0.27)
               Discontinued operations                        $      (5.10)     $      (1.84)     $      (0.01)
                                                              ------------      ------------      ------------

                                                              $      (5.28)     $      (2.19)     $      (0.28)
                                                              ============      ============      ============

   The accompanying notes are an integral part of the consolidated financial statements.

                              RVM INDUSTRIES, INC.

      CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' (DEFICIT) EQUITY

               for the years ended March 31, 2002, 2001, and 2000


                                                                                                       RETAINED
                                                 COMMON          COMMON STOCK       ADDITIONAL         EARNINGS
                                                 SHARES             AMOUNT            CAPITAL          (DEFICIT)           TOTAL
                                              ------------     ---------------   ---------------   ---------------    --------------

 Balance at March 31, 1999                     1,937,005            $19,371        $4,784,341         $4,618,798       $9,422,510
                                              ------------     ---------------   ---------------   ---------------    --------------

     Net loss                                                                                           (535,451)        (535,451)
     Stock options exercised                         500                  5             1,995                               2,000
                                              ------------     ---------------   ---------------   ---------------    --------------

 Balance at March 31, 2000                     1,937,505             19,376         4,786,336          4,083,347        8,889,059
                                              ------------     ---------------   ---------------   ---------------    --------------

     Net loss                                                                                         (4,244,526)      (4,244,526)
                                              ------------     ---------------   ---------------   ---------------    --------------

 Balance at March 31, 2001                     1,937,505             19,376         4,786,336           (161,179)       4,644,533
                                              ------------     ---------------   ---------------   ---------------    --------------

     Net Loss                                                                                        (10,235,605)     (10,235,605)
     Contributed capital from related party                                         2,709,468                           2,709,468
                                              ------------     ---------------   ---------------   ---------------    --------------
Balance at March 31,2002                       1,937,505            $19,376        $7,495,804       $(10,396,784)     $(2,881,604)
                                              ============     ===============   ===============   ===============    ==============


   The accompanying notes are an integral part of the consolidated financial statements.

                              RVM INDUSTRIES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               FOR THE YEARS ENDED MARCH 31
                                                                -----------------------------------------------------------

                                                                      2002                 2001                 2000
                                                                -----------------    -----------------    ------------------
Cash flows from operating activities:
   Net (loss)................................................   $   (10,235,605)     $    (4,244,526)     $      (535,451)
   Net loss from discontinued operations                              9,885,992            3,562,156               21,648

   Adjustments to reconcile net income (loss) from continuing operations) to net cash provided by (used in) operating
     activities:
     Depreciation and amortization...........................           168,644              218,775              177,992
     Deferred income taxes                                                    0               22,300              (44,300)
     (Decrease) increase in allowance for doubtful
       accounts..............................................           (21,000)              16,000                    0
     Loss on disposition of property, plant and equipment....             6,467                  119                2,443
   Increase (decrease) in cash from changes in:
     Receivables --trade.....................................            37,398              (57,928)             189,487
                 --related party.............................            20,836                  685               (2,622)
     Inventories.............................................          (193,725)             420,873             (382,164)
     Other assets............................................            (5,522)             (23,668)                 (17)
     Accounts payable --trade................................          (168,352)             572,596             (270,239)
                      --Related parties......................            (8,432)             (30,970)              18,747
     Accrued expenses and other current liabilities..........           112,245              110,460              (53,449)
                                                                -----------------    -----------------    ------------------

     Net cash (used in) provided by operating activities.....          (401,054)             566,872             (877,925)
                                                                -----------------    -----------------    ------------------

Cash flows from investing activities:
   Capital expenditures......................................           (31,239)             (77,290)            (208,723)
   Proceeds from disposition of fixed assets                                  0                6,500
   Proceeds from sale of Ravens                                      14,418,000
   Proceeds from sale of Albex                                        4,250,000
                                                                -----------------    -----------------    ------------------

     Net cash provided by (used in) investing activities.....        18,636,761              (70,790)            (208,723)
                                                                -----------------    -----------------    ------------------

Cash flows from financing activities:
   (Payments on) long-term debt..............................        (3,943,491)          (3,369,671)          (1,378,680)
   (Payments on) proceeds from notes payable--bank, net......       (19,698,516)          (2,200,907)           3,814,798
   Proceeds from (payments on) notes payable to related
     parties.................................................                 0              (94,250)            (226,200)
   Proceeds from long-term debt, net of issuance costs.......         4,272,051                    0            1,642,841
   Proceeds from stock options exercised.....................                 0                    0                2,000
                                                                -----------------    -----------------    ------------------

     Net cash (used in) provided by financing activities.....       (19,369,956)          (5,664,828)           3,854,759
                                                                -----------------    -----------------    ------------------

Cash flow (used in) provided by continuing operations                (1,134,249)          (5,168,746)           2,768,111
Cash flow (used in) provided by discontinued operations                 222,039            5,483,739           (2,303,479)

Net (decrease) increase in cash and cash equivalents.........          (912,210)             314,993              464,632
Cash and cash equivalents at beginning of year...............         1,108,115              793,122              328,490
                                                                -----------------    -----------------    ------------------
Cash and cash equivalents at end of year.....................   $       195,905      $     1,108,115      $       793,122
                                                                =================    =================    ==================

   The accompanying notes are an integral part of the consolidated financial statements.

                              RVM INDUSTRIES, INC.

                                 MARCH 31, 2002
                                   ----------

1.     DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

       DESCRIPTION OF BUSINESS:

       References to "the Company" refer to RVM and its wholly owned subsidiaries: Ravens (as of November 14, 2001, known as Waterloo Holding Company), Albex and SABI. Albex & Ravens (Waterloo Holding Company) are presented as discontinued operations.

       Ravens designed, manufactured, and sold aluminum truck trailers and bodies, including dump trailers, dump bodies and flatbed trailers used in the highway transportation industry throughout the U.S. and Canada. Ravens also manufactured a steel dump trailer, which serves the demolition market. These principal products were sold direct and through a nationwide network of dealerships. Ravens currently has operating facilities in North Carolina, Ohio, and Indiana. Ravens also sold a wide variety of after-market parts for trucks and trailers, including parts for its own trailers. Certain assets and certain liabilities of Ravens along with the trade name of Ravens were sold on November 14, 2001 to the Fontaine Trailer Corp., Inc. Ravens changed its name to Waterloo Holding Company and controls the assets and liabilities not sold to Fontaine Trailer Corp., Inc., including restricted cash of $1.46 million, other assets of $91,000 accounts payable and accrued liabilities of $403,000, and amount due buyer of $975,000.

       Albex manufactured and sold custom and standard aluminum extruded products to manufacturers, fabricators, and distributors in the transportation, building and construction, consumer durables, and other markets located mainly in the Mid-western portion of the U.S. Albex operated a production facility located in Canton, Ohio. Albex began production of aluminum billet in 1998 for its own use and for customers. In 2000, the aluminum billet market suffered a dramatic drop in demand. Coupled with the significant decrease in Ravens orders, Albex suspended production at the Cast House in November 2000. In 2001 the markets for both aluminum billet and extrusion continued to decrease significantly. In August 2001, the Board of Directors approved a plan to shut down the extrusion business and to sell the assets of both the cast house and the extrusion business. In December 2001, the Company sold Albex extrusion machinery and equipment to a non-related investor. At March 31, 3002, assets and liabilities of discontinued operations - Albex consisted of account receivable of $84,000 other assets of $2,700. Trade payable of $1.83 million and related party note payable of $2.4 million.

       SABI manufactures and sells aluminum blank and finished traffic control signs to fabricators, distributors, and governmental agencies located throughout the U.S., but primarily east of the Mississippi River. Its production facility is in Akron, Ohio.

       PRINCIPLES OF CONSOLIDATION:

       The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All inter-company transactions and balances have been eliminated in consolidation.

                              RVM INDUSTRIES, INC.

                                 MARCH 31, 2002
                                   ----------


       FISCAL YEAR:

       The fiscal year of RVM ends on March 31. References to 2002, 2001, and 2000 are for the years ended March 31, 2002, 2001, and 2000, respectively

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (CONTINUED):

       USE OF ESTIMATES:

       The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

       RECLASSIFICATION:

       Certain amounts for the years ended March 31, 2001 and March 31, 2000 have been reclassified for comparative purposes to conform with the presentation in the consolidated financial statements for the year ended March 31, 2002, including the reporting of discontinued operations and assets held for sale separate from continuing operations in the consolidated balance sheets and statements of operations.

       CASH EQUIVALENTS:

       The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents.

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

                              RVM INDUSTRIES, INC.

                                 MARCH 31, 2002
                                   ----------


                 Buildings and improvements including leasehold improvements                    10 to 40 years
                 Machinery and equipment                                                         3 to 15 years
                 Office equipment                                                                3 to 13 years
                 Vehicles                                                                         3 to 5 years

                              RVM INDUSTRIES, INC.

                                 MARCH 31, 2002
                                   ----------


1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (CONTINUED):

       PROPERTY, PLANT AND EQUIPMENT, Continued:

       The carrying value of property, plant and equipment is evaluated if circumstances indicate a possible impairment in value. If undiscounted cash flows over the remaining depreciation period indicate the property, plant and impairment may not be recoverable; the carrying value will be reduced by the estimated shortfall of the cash flows on a discounted basis.

       ASSETS HELD FOR SALE

       In August 2001, the Company's Board of Directors approved a plan to shutdown Albex. On December 19, 2001, the Company sold Albex extrusion building machinery and equipment. As of March 31, 2002, the Company had a letter of intent for the sale of the Cast House building and equipment. The sale closed in July 2002.

       At March 31, 2002, in accordance with SFAS No. 144, the Company wrote down the Cast House building and equipment to the fair market value based on the selling price and an appraisal performed in April 2001. This write down resulted in a loss of $3,696,391 for a net book value of $2,870,000.

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

                              RVM INDUSTRIES, INC.

                                 MARCH 31, 2002
                                   ----------

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (CONTINUED):

       ADVERTISING COSTS, Continued:

       Advertising costs for continuing operations included in selling, general and administrative expense were $2,198, $3,823 and $6,626 in 2002, 2001, and 2000, respectively.

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

       RECENT ACCOUNTING PRONOUNCEMENTS:

       In June 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 146 "Accounting for Costs Associated with Exit or Disposal Activities. " SFAS No. 146" generally require companies to recognize costs associates with the exit activities when they are incurred rather than at the date of commitment to the exit activity or disposal plan. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. The Company elected to implement this standard for the disposal activities of selling Ravens assets and certain liabilities and the exiting and sale of assets of Albex for the year ended March 31, 2002.

       In June 2002, FABS issued SFAS No. 145 which rescinded SFAS No. 4 "Reporting Gains and Losses from Extinguishment of Debt". SFAS No. 4 had required companies to report gains and losses from extinguishment of debt to be classified as an extraordinary item net of related income tax effect. The Company early adopted SFAS 146 in the reporting of its gain from the extinguishment of debt.

       In July 2001, FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS 141 requires that the purchase method be used for all business combinations initiated after June 30, 2001. SFAS 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The amortization of goodwill ceases upon adoption of SFAS 142, which for the Company will be April 1, 2002. The Company does not anticipate that the adoption of the new statement will have a significant effect on earnings or the financial position of the Company.

                              RVM INDUSTRIES, INC.

                                 MARCH 31, 2002
                                   ----------

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (CONTINUED):

       RECENT ACCOUNTING PRONOUNCEMENTS, Continued:

       In August 2001, FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 is effective for the fiscal year beginning after December 15, 2001 for the fiscal year beginning April 1, 2002 for the Company. SFAS 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. The Company elected early adaption of SFAS 144 for the year ended March 31, 2002.

       On April 1, 2001, the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. SFAS 133, requires the Company to recognize all derivative financial instruments on the balance sheet at fair value. The Company does not utilize derivative financial instruments; therefore, there was no impact upon adoption.

2.    GOING CONCERN OF THE COMPANY:

       The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of March 31, 2001 and at March 31, 2002, the Company was in violation of certain of its covenants related to the loan agreement with FirstMerit Bank, N.A. ("FirstMerit"). The default rendered this debt callable and as a result, the debt was classified as a current liability on the balance sheet at March 31, 2002 and 2001. The loan agreements with FirstMerit were restructured during the year. The Company made significant payments on the notes through the sale of Ravens and the Albex extrusion machinery and equipment. The Company is in default as of March 31, 2002, on payment of interest and principal of debentures in the amount of $419,019. The Company restructured the debt with FirstMerit on April 5, 2002 and Mr. Jacob Pollock guaranteed $3,250,000 of the debt. The Company has liabilities in excess of assets and this raises substantial doubt as to the Company's ability to continue as a going concern for a reasonable period of time.

3.    ACQUISITIONS AND DISPOSITIONS:

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

                              RVM INDUSTRIES, INC.

                                 MARCH 31, 2002
                                   ----------


3.    ACQUISITIONS AND DISPOSITIONS (Continued):

      ACQUISITIONS (Continued):

      The purchase price of Albex and SABI shares was to be equal to seven times the average earnings of Albex and SABI, computed for each company, before interest, taxes plus depreciation and amortization and less capital expenditures for the fiscal years ending March 31, 1999 and March 31, 2000, less all interest bearing debt, all determined in accordance with generally accepted accounting principles (Albex and SABI Purchase Prices). On March 30, 2000, the parties agreed to amend the purchase agreement to change the calculation of the purchase price from each company separately to the combined average earnings of both companies as originally defined. Due to the loss at Albex exceeding the earnings at SABI, RVM is not required to pay a dividend to Jacob Pollock for the purchase of Albex and SABI.

      On April 8, 1999, RVM acquired the assets and inventory of a steel trailer manufacturing plant in Knox, Indiana, for approximately $1.2 million, which was recorded using the purchase method of accounting. The plant produces a steel trailer product line that enhances the current product line and is sold through the Ravens distribution network.

      DISPOSITIONS:

      On November 14, 2001, the Company sold the operating assets and liabilities of Ravens, resulting in a loss of $766,000, which has been reported in loss from sale of discontinued operations.

      On December 19, 2001, the Company sold the extrusion building, machinery and equipment of Albex, resulting in a pre-tax loss of $1,175,057, which has been reported in other income (expense), net. Additionally, in October, 2001, the Company signed a letter of intent with a non-related purchaser to sell the cast house land, building and equipment. The estimated loss on the disposal of these remaining assets is $3,885,144. The sale was completed in July, 2002.

4.    DISCONTINUED OPERATIONS:

      The dispositions of Ravens and Albex represent the disposal of segments under SFAS 144. Accordingly, the revenue, costs and expenses, assets and liabilities, and cash flows have been segregated in the Consolidated Statement of Income, Consolidated Balance Sheet and Consolidated Statement of Cash Flows.

                              RVM INDUSTRIES, INC.

                                 MARCH 31, 2002
                                   ----------


4.    DISCONTINUED OPERATIONS (Continued):

      The following summarizes the results of discontinued operations:


                                                         2002              2001              2000
                                                 ------------      ------------      ------------
       Net Sales:
          Albex                                  $  7,825,813      $ 17,425,597      $ 24,785,266
          Ravens                                   13,403,846        34,986,971        57,209,348
                                                 ------------      ------------      ------------
                                                   21,229,659        52,412,568        81,994,614
       Pre-tax operating (loss) income:
          Albex                                    (2,004,767)       (2,366,561)         (804,949)
          Ravens                                   (3,619,293)           51,151         5,050,853
                                                 ------------      ------------      ------------
                                                   (5,624,060)       (2,315,410)        4,245,904

       Interest expense                            (1,035,834)       (2,426,947)       (1,993,137)
       Other income (loss)                          1,510,150          (184,949)          (37,428)
       (Loss) gain on impaired machinery and
       equipment                                            0           324,499        (2,573,016)
       (Loss) gain on sale of discontinued
       operations                                  (5,826,201)                0                 0
       Income tax benefit                           1,089,953         1,040,651           336,029
                                                 ------------      ------------      ------------
       Loss from discontinued operations         $ (9,885,992)     $ (3,562,156)     $    (21,648)
                                                 ============      ============      ============


       Loss on impaired machinery and equipment refers to Albex's cast house electric furnaces and associated equipment and facilities. After review of the assets in 2000, the Company recognized an impairment charge of $2,573,016. During 2001, a portion of these assets valued at $553,001 were sold for $877,500, which resulted in a gain on the sale of $324,499.

       In 2002, Albex settled an accounts payable balance of $1,996,059 with an unrelated supplier for $525,000. Accordingly, Albex recorded a gain on the extinguishment of debt for $1,471,059, included in other income.

                              RVM INDUSTRIES, INC.

                                 MARCH 31, 2002
                                   ----------


5.     INVENTORIES:

       Inventories for continuing operations consisted of the following at March 31:


                                                2002               2001
                                           ----------------  ----------------

                  Raw materials             $   842,474       $   704,427
                  Finished goods                603,842           548,164
                                           ----------------  ----------------

                                            $ 1,446,316       $ 1,252,591
                                           ================  ================


6.     PROPERTY, PLANT AND EQUIPMENT:

       Property, plant and equipment for continuing operations consisted of the following at March 31:

                                                             2002           2001
                                                          ----------     ----------

       Buildings and improvements                         $  362,508     $  362,508
       Machinery and equipment                             1,921,007      1,908,701
       Office equipment                                      218,514        210,360
                                                          ----------     ----------

                                                           2,502,029      2,481,569

       Less accumulated depreciation and amortization      1,964,875      1,800,543
                                                          ----------     ----------

                                                          $  537,154     $  681,026
                                                          ==========     ==========

                              RVM INDUSTRIES, INC.

                                 MARCH 31, 2002
                                   ----------


7.     LONG-TERM DEBT AND LONG TERM DEBT IN DEFAULT:

       On April 5, 2002 FirstMerit Bank, N.A. (First Merit) amended the Company's revolving note agreement. The amendment extends the maturity of the revolving note from March 31, 2002 to March 31, 2003 and decreases the interest from FirstMerit's prime rate plus .75% to FirstMerit's prime rate plus .50%. The maximum amount of the loan is $350,0000.

       The Company paid off all other loans to FirstMerit and entered into a new agreement on April 5, 2002 that replaced those loans with a single loan for $3,540,977. Interest on the loan is fixed at 6.0%, interest only payments due until October 2002, with monthly interest and principal payments made on a twenty-year amortization schedule. The note matures with all remaining principal due on March 31, 2007.

       The Company entered into a short-term draw down note with FirstMerit for $450,000, interest rate is fixed at 7.0% with all interest and principal due on September 30, 2002. The Company did not borrow on this note at March 31, 2002.

       Jacob Pollock provided a $3,250,000 personal guarantee on the above loan amendment.

       On October 3, 2001, FirstMerit bank amended the Company's revolving note agreement. The amended agreement extends the maturity of the revolving note from August 31, 2001 to March 31, 2002, increases the interest rate from FirstMerit's prime rate to FirstMerit's prime rate plus .75%, and amends the maximum outstanding balance of revolving loans to $11.0 million; however, when the Company sells the operations of Ravens, the maximum revolving loans available shall not exceed $9.0 million. At March 31, 2002 the company owed $1,707,089.

       On October 3, 2001, FirstMerit bank amended the Company's fixed asset term note agreement. The amended agreement reduces the maturity from September 30, 2006 to March 31, 2002 and increases the interest rate from FirstMerit's prime rate to 7.75%. Monthly payments will be made to FirstMerit calculated on a fifteen-year amortization at 7.75%. At March 31,2002, the Company owed $1,274,219.

       On July 3, 2001, the Company entered into a $750,000 short-term note with FirstMerit. Interest is 9.0% and the note matured on August 2, 2001. On October 3, 2001, FirstMerit amended the Company's short-term note agreement. The amended agreement extends the maturity from August 2, 2001 to March 31, 2002. At March31, 2002, the Company owed $750,000

       The amendment on October 3, 2001, also established new guarantees and mortgages, documented FirstMerit's consent to the sale of Ravens and SABI and the liquidation of Albex, and established new covenants.

                              RVM INDUSTRIES, INC.

                                 MARCH 31, 2002
                                   ----------


7.     LONG TERM DEBT AND DEBT IN DEFAULT, Continued:

       On September 30, 1999, the Company amended its line of credit agreement with FirstMerit. The agreement provides for borrowings up to $20,000,000 based on eligible accounts receivable and inventories expiring on August 31, 2001. Interest is at FirstMerit's prime rate (7.25% at March 31,
       2001) minus 1/4%. The agreement is collateralized by accounts receivable, inventory, equipment, cash, intangibles and certain real estate. There are covenants relating to the payment of dividends, acquiring treasury stock, the creation of additional indebtedness, minimum tangible net worth, and cash flow coverage. The Company was not in compliance with the cash flow coverage for year ending March 31, 2001 and the minimum net worth covenant for the year ended March 31, 2001. The Company owed $14,039,750 under this agreement at March 31, 2001.

       On September 30, 1997, the Company and FirstMerit entered into a $5,000,000 fixed asset term loan agreement for the financing of certain existing and to be acquired fixed assets. Interest is at FirstMerit's prime rate. Repayment terms are interest only for two years and principal plus interest for seven years. The Company owed $3,988,075 under this agreement at March 31, 2001. This note was also in default at March 31, 2001 because the Company was not in compliance with two of the loan's covenants.

       Jacob Pollock provided a $2,500,000 personal guarantee on the above loan agreements.

       On April 8, 1999, the Company entered into a long-term note with FirstMerit for $1,100,000, which was amended on September 30, 1999 to increase the note to $1,614,200. The funds were used by Ravens to purchase the Knox facility assets and to purchase additional capital equipment. The note is payable in a monthly installment through September 30, 2004 plus interest at the lender's prime rate. The Company owed $1,129,948 under this agreement on March 31, 2001. This note was also in default at March 31, 2001 because the Company was not in compliance with two of the loan's covenants.

       As a result of the FirstMerit debt being in default, a letter of credit from FirstMerit and other long-term debt amounting to $3,941,727 was in default as of March 31, 2001. This debt has been classified as a current liability on the balance sheet (see Note 8 to the Consolidated Financial Statements).

                              RVM INDUSTRIES, INC.

                                 MARCH 31, 2002
                                   ----------

8.     FINANCING OBLIGATIONS:

                                                                                                 March 31,
                                                                                         2002                 2001
                                                                                  -------------------- --------------------

         Line of credit agreement                                                   $    1,707,089          $14,039,750

         City of Kent, Ohio(a)                                                                   0            2,650,000

         Department of Development of the State of Ohio(b)                                       0              726,727

         State of Ohio Economic Development Revenue Bonds(c)                                     0              565,000

         First Merit Short Term Note                                                       750,000

         Fixed asset term loan agreement                                                 1,274,219            3,988,075

         7% subordinated debentures, payable in 2004, net of unamortized
           discount of $30,301                                                             419,019              414,633

         Knox Acquisition Note Payable                                                           0            1,129,948

         Other                                                                              16,731               22,881
                                                                                  -------------------- --------------------
                                                                                         4,167,058           23,537,014

         Debt in default                                                                   419,019           23,099,500
                                                                                  -------------------- --------------------
                                                                                         3,748,039              437,514

         Less current portion                                                              264,460                6,150
                                                                                  -------------------- --------------------

                                                                                    $    3,483,579       $      431,364
                                                                                  ==================== ====================

(a) City of Kent, Ohio Variable Rate Demand Industrial Development Revenue Bonds due in annual principal payments of $500,000 in 2002 through 2005, $150,000 in 2006 through 2008, and $100,000 in 2009 and 2010. Interest is payable monthly and the rate varies weekly (3.8% at March 31, 2001). Payment to bondholders is guaranteed by a letter of credit in an amount equal to outstanding principal plus specified interest ($2,702,274 at March 31, 2001) expiring December 15, 2001, issued by FirstMerit Bank, N.A. at a rate of 1% per annum and collateralized by all equipment owned by Ravens and by the real estate at the Kent facility and cross-collateralized with the lines of credit described in Note 7. Proceeds from the loan agreement are held by a trustee and released to Ravens for approved capital expenditures at the Kent facility. This debt was in default at March 31, 2001 due to the acceleration of payment required by the FirstMerit debt obligation and was paid in full during 2002. 8.

                              RVM INDUSTRIES, INC.

                                 MARCH 31, 2002
                                   ----------


8.     FINANCING OBLIGATIONS (Continued):

       (b) Chapter 166 Direct Loan payable to the Department of Development of the State of Ohio, due in monthly installments of $35,566 including interest at 3.0%. The loan matures December 2002 and is collateralized by substantially all machinery and equipment of Albex, the corporate guarantees of Ravens and SABI, and the personal guarantees of Jacob Pollock, Richard D. Pollock and Gertrude Pollock, the wife of Jacob Pollock. This debt is in default at March 31, 2001 due to the acceleration of payment required by the FirstMerit debt obligations and was paid in full during 2002.

       (c) State of Ohio Economic Development Revenue Bonds are subject to a mandatory semiannual redemption schedule, which requires monthly escrow payments of approximately $33,000 including interest at 5.6%. The bonds mature June 1, 2002 and are collateralized by substantially all machinery and equipment of Albex, the corporate guarantees of Ravens and SABI, and the personal guarantees of Jacob Pollock, Richard D. Pollock and Gertrude Pollock. These bonds were paid in full in 2002.

              The Chapter 166 Direct Loan and the State of Ohio Economic Development Revenue Bonds contain covenants which limit Albex in certain areas including, among others, total long-term debt to tangible net worth, minimum tangible net worth and dividend payments. RVM's financial statements in place of Albex's for the purpose of the financial covenant calculations.

      Maturities for long-term debt are:

                     Debt Listed       Albex and SABI
                         Above            Notes (1)            Total
                    --------------     ---------------    ---------------

       2003         $    683,479       $          0       $    683,479
       2004              107,854                  0            107,854
       2005              111,972                  0            111,972
       2006              114,636          2,400,000          2,514,636
       2007            3,149,117                  0          3,149,117
                    --------------     ---------------    ---------------

                     $ 4,167,058       $  2,400,000       $  6,567,058
                    ==============     ===============    ===============


       (1)    See Note 13

                              RVM INDUSTRIES, INC.

                                 MARCH 31, 2002
                                   ----------


9.     COMMITMENTS AND CONTINGENT LIABILITIES:

       The Company, Ravens, Waterloo Holding and Mr. Jacob Pollock have been named in a fraudulent suppression complaint made by Fontaine Trailer Company, Inc. (Fontaine). The complaint involves warranty issues and the amount of warranty reserve transferred to Fontaine as part of the purchase price of Ravens. The Company believes that the reserve was adequate to fund all warranty claims in the future for units sold by Ravens prior to the sale of certain assets and liabilities of Ravens to Fontaine.

       At March 31, 2001 Ravens was contingently liable as guarantor on certain sales contracts of customers in the amount of approximately $406,000. Contracts are collateralized by the units sold. No reserve for losses has been provided because Ravens has incurred an insignificant amount of losses related to guarantee sales contracts, which generally have maturities less than five years. Ravens guarantees 10-20% of the outstanding balance owed to the finance company by the customers. Ravens recognizes revenue at the time the trailers are sold.

       The Company and Albex in August 2001 were named as defendants in a wrongful death and employer intentional tort claim. In cases like this where there are many underlying facts that are disputed it is difficult to predict a favorable or unfavorable outcome. If the plaintiff prevails against the Company, liability is significant, as the jury will have broad discretion to fix the amount of damages it awards for both compensatory and punitive damages. The Company believes in the strength of its defense and intends to assert them if a trial is necessary. The Company also believes any settlement is within the limits of its insurance policies.

       The Company, Albex and an unrelated party were defendants in a wrongful death and employer intentional tort claim. In July 2001, the plaintiff, the Company, and the Company's insurance carriers settled this claim within the limits of the Company's insurance policies and therefore there was not any impact on the Company's financial position and results of operations and cash flows.

       Albex has been named in a number of unsecured creditor claims for amounts due. The proceeds from the sale of all assets of Albex will be used to pay down the debt to the secured creditors. The Company had previously notified all of Albex's unsecured creditors that payment was not probable.

       Albex has been named in a foreclosure proceeding relating to the mortgage on the land and buildings. Albex will surrender the land and buildings to the mortgage holder when the proceeding is completed. The mortgage holder is a company controlled by Mr. Jacob Pollock. The mortgage on the land and building is $2,400,000 and the appraisal for the land and buildings as of May 3, 2001 was $1,820,000.

       The Company is also involved in other claims and litigation arising in the ordinary course of business. Management believes that the outcome of such claims will not have a material adverse effect on the Company's financial position and results of operations and cash flows.

                              RVM INDUSTRIES, INC.

                                 MARCH 31, 2002
                                   ----------


10.   INCOME TAXES:

      The provision (benefit) for income taxes consists of the following:


                                                 2002                   2001                  2000
                                           -----------------      -----------------     ------------------
          Continuing operations:
              Current:
              Federal                      $            0         $        36,300       $        95,500
              Deferred                                  0                       0               (44,300)
                                           -----------------      -----------------     ------------------
                                           $            0         $        36,300       $        51,200
                                           -----------------      -----------------     ------------------

           Discontinued operations:
              Current:
              Federal                          (1,001,000)             (1,040,651)             (336,029)
              State                               (88,953)                      0                     0
                                           -----------------      -----------------     ------------------
                                               (1,089,953)             (1,040,651)             (336,029)
                                           -----------------      -----------------     ------------------
                                           $   (1,089,953)        $    (1,004,352)      $      (284,829)
                                           =================      =================     ==================

       The sources of temporary differences, which make up the deferred tax balances are as follows:

               March 31                                               2002                  2001
                                                               -------------------    ------------------

               Deferred income tax assets:
                  Warranty accruals                            $              0       $        301,500
                  Vacation                                                    0                 62,400
                  Deferred interest and amortization of
                     premium or discount on debt                              0                271,300
                  Allowance for doubtful accounts                         1,850                 42,600
                  Inventory                                               9,250                175,000
                  NOL carry forward                                   2,087,707              1,936,600
                  Other non-deductible accruals                          26,327                134,200
                  Shutdown and Asset loss reserve                     1,513,775                      0
                                                               -------------------    ------------------
                          Total deferred tax assets                   3,638,909              2,923,600
                                                               -------------------    ------------------

               Deferred tax liabilities:
                  Depreciable property                                 (774,117)            (2,026,900)
                  Pension                                                     0                (15,200)
                  Other                                                       0                (23,500)
                                                               -------------------    ------------------

                          Total deferred tax liabilities               (774,117)            (2,065,600)
                                                               -------------------    ------------------

               Net deferred tax asset                                 2,864,792                858,000

               Deferred tax valuation allowance                      (2,864,792)              (858,000)
                                                               -------------------    ------------------

               Net deferred income taxes                       $              0       $              0
                                                               ===================    ==================

                              RVM INDUSTRIES, INC.

                                 MARCH 31, 2002
                                   ----------


10.   INCOME TAXES, Continued:

      At March 31, 2002 and 2001, the Company had available net operating loss carryforwards of approximately $8,574,217 and $5,696,000 respectively for federal income tax purposes, which are subject to limitations based on the Companies' ability to generate future taxable income. These loss carryforwards expire in years through 2022.

      As there is not assurance of future income, a 100% valuation allowance in both 2002 and 2001 has been established against the Company's net deferred tax assets. The Company will continue to evaluate the necessity for such valuation allowance in the future.


      A reconciliation of the federal statutory income tax rate to the effective rate follows:

                                                      2002                         2001                         2000
                                          ---------------------------  ---------------------------  ----------------------------
                                              Amount        Percent       Amount        Percent         Amount        Percent
                                          --------------  -----------  -------------  ------------  --------------  ------------

        Statutory amount and rate           $(3,480,106)      (34.0%)  $ (1,784,600)       (34.0%)      $(278,895)       (34.0%)
        Effect of:
          State taxes (net of
          utilization of tax loss carry          88,953         0.8         (95,900)        (1.8)         (15,800)        (1.9)
          forwards)
        Change in valuation allowance         2,006,792        19.6         858,000         16.3                0          0.0
        Non-deductible expenses                   2,124           0          21,500           .4           14,100          1.7
        Other                                   292,284         2.9          (3,352)         0.0           (4,234)        (0.5)
                                          --------------  -----------  -------------  ------------  --------------  ------------

                                          $  (1,089,953)      (10.7%)  $ (1,004,352)       (19.1%)      $(284,829)       (34.7%)
                                          ==============  ===========  =============  ============  ==============  ============

11.    RETIREMENT PLANS:

       RVM sponsors defined contribution plans covering salaried and non-union hourly employees of the Company. The purpose of the plans is to provide financial security during retirement by providing employees with an incentive to make regular savings. Contributions of participating employees are matched on the basis of the percentages specified in the respective plans. The cost of such employer contributions included in discontinued operations was $41,149, $133,071, $181,557 for 2002, 2001 and 2000, respectively. These plans were frozen December 31, 2001.

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

                              RVM INDUSTRIES, INC.

                                 MARCH 31, 2002
                                   ----------


11.    RETIREMENT PLANS, Continued:

       Ravens has a defined benefit pension plan covering approximately 24 hourly employees at its service facility in Dover, Ohio. The plan provides benefits of specified amounts for each year of service. Plan assets at fair value exceeded the projected benefit obligation at March 31, 2002 and 2001. The plan was terminated at November 14, 2001 when Ravens was sold. The Company is currently evaluating the options to fund the pension plan in the future.

12.    LEASE COMMITMENTS:

       The Company leases certain of its office and manufacturing facilities under various leasing arrangements with related parties (see Note 13 to the Consolidated Financial Statements). The future minimum lease payments from continuing operations, by year and in the aggregate, under noncancelable operating leases with initial or remaining noncancelable lease terms in excess of one year, consisted of the following at March 31, 2002:


      2003.......................................    $149,700
      2004.......................................      27,500
      2005.......................................           0
      2006.......................................           0
      2007.......................................           0
      Thereafter.................................           0
                                                 ---------------
      Total minimum payments.....................    $177,200
                                                 ===============

       Rent expense was approximately $202,000 per year for continuing operations in 2002, 2001 and 2000.

13.    RELATED PARTY TRANSACTIONS:

       At March 31, 2001, Albex was the obligor on a note payable to Jacob Pollock in the principal amount of $2,900,000 (Albex Note). SABI was the obligor on a note payable to J. Pollock & Company, and assigned to Jacob Pollock in the principal amount of $1,131,000 (SABI Note).

       The Notes required payment over a five-year term, with interest thereon, at the rate of seven percent (7%) annum, accruing from and after April 1, 1997.

       The Albex note payable balance due to Mr. Pollock was $2,768,508 at March 31, 2001. On December 14, 2001 the note was restructured and all interest due to date of $524,217 was forgiven. In addition, $368,508 of principal was also forgiven. The interest and principal forgiven was treated as additional paid in capital. Principal on the note was $2,400,000 at March 31, 2002. The new note requires payment over a five-year term with interest at a rate of 5% per annum due annually. These payments have been deferred indefinitely.

                              RVM INDUSTRIES, INC.

                                 MARCH 31, 2002
                                   ----------


13.   RELATED PARTY TRANSACTIONS, Continued:

      The SABI note payable to Mr. Pollock was $527,800 on March 31, 2001. On December 14, 2001 the note was restructured and all interest ($45,887) and principal was forgiven. The interest and principal forgiven was treated as additional paid in capital.

      On February 1, 2001 Albex entered into a Cognovit Demand Promissory Note with Mr. Jacob Pollock. The note principal was $718,056. Interest accrued at a rate of 7% per annum and interest and principal was payable on demand. On December 14, 2001, the note and accrued interest was forgiven and treated as paid in capital.

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

      The Company purchased aluminum materials from The Aluminum Warehouse, Inc., owned by Richard D. Pollock Living Trust U/A/D 8/2/94 and Richard D. Pollock Irrevocable Trust U/A/D 1/4/94, totaling $350,000, $103,076, and $117,906 in 2002, 2001, and 2000 respectively. The Company sold aluminum extrusions to The Aluminum Warehouse, Inc. totaling $0, $220,880, and $536,529 in 2002, 2001, and 2002 respectively. $0, $20,836, and $147,826 was receivable at March 31, 2002, 2001, and 2000 respectively.

       See Note 3 regarding acquisitions from and notes payable to related parties.

       Management believes that the terms of the above transactions are comparable to those that would have been obtainable from unaffiliated sources.

                              RVM INDUSTRIES, INC.

                                 MARCH 31, 2002
                                   ----------

14.    STOCK OPTIONS:

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

       A summary of the Company's stock option activity and related information for the years ended March 31 follows:

                                                    2002                       2001                          2000
                                            --------------------       ---------------------       -------------------------
                                                    Weighted-Average            Weighted-Average            Weighted-Average
                                                        Exercise                    Exercise                    Exercise
                                            Options       Price        Options        Price        Options        Price
                                            -------       ------       -------       -------       -------       -------

       Outstanding at beginning of year      19,616       $12.24        32,021       $ 12.15       39,271        $ 10.65
       Granted                                                                                          0
       Exercised                                                                                     (500)          4.00
       Forfeited or cancelled               (19,616)       12.24       (12,405)        12.00       (6,750)          4.00
                                            -------                    -------                     ------
       Outstanding and exercisable at
         end of year                              0            0        19,616       $ 12.24       32,021        $ 12.15
                                            =======       ======       =======       =======       ======        =======

15.    CONCENTRATIONS:

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

                                 MARCH 31, 2002
                                   ----------


16.    FAIR VALUE OF FINANCIAL INSTRUMENTS:

       The carrying amounts reported in the balance sheets for cash and cash equivalents, accounts receivable, funds held by trustee for capital expenditures, note payable, long term debt and accounts payable approximate their fair market values.

17.    IMPAIRMENT OF MACHINERY & EQUIPMENT:

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

18.    SUPPLEMENTAL CASH FLOW INFORMATION:

       Cash payments for interest expense were:

                                      2002           2001           2000
                                   ----------     ----------     ----------
       Continued operations        $   25,927     $   99,918     $   95,526

       Discontinued operations      1,035,834      2,125,585      1,804,695
                                   ----------     ----------     ----------

                                   $1,061,761     $2,225,503     $1,900,221
                                   ==========     ==========     ==========

                              RVM INDUSTRIES, INC.

                                 MARCH 31, 2002
                                   ----------


18.    SUPPLEMENTAL CASH FLOW INFORMATION, Continued:

       Cash payments for income taxes were:

                                       2002         2001         2000
                                   --------     --------     --------
       Continued operations        $      0     $      0     $      0

       Discontinued operations            0      217,296      336,436
                                   --------     --------     --------

                                   $      0     $217,296     $336,436
                                   ========     ========     ========



      NON-CASH TRANSACTIONS:

      During November 2001, Mr. Jacob Pollock paid a debt settlement of $525,000 due to an outside supplier on behalf of the Company. The full amount was recognized as paid-in capital.

      During December 2001, Mr. Jacob Pollock forgave $1,614,364 of debt in addition to $570,104 of accrued interest owed to him by the Company. The forgiveness of the total liability of $2,184,468 was recognized as paid-in capital.

19.    BUSINESS SEGMENTS:

       SABI is the only business segment now operating. See Footnote 3 for discontinued segments Ravens and Albex.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                for the years ended March 31, 2002, 2001 and 2000


              Column A                     Column B                   Column C                   Column D          Column E
-------------------------------------    -------------     --------------------------------    --------------    -------------
                                                                      Additions
                                                           --------------------------------

                                          Balance at        Charged to        Charged to                          Balance at
                                          Beginning          Cost and            Other                              End of
            Description                   of Period          Expenses          Accounts         Deductions          Period
                                                                                                    (A)
-------------------------------------    -------------     --------------    --------------    --------------    -------------

Allowance for doubtful accounts,
continuing operations:

   Period ended:

     March 31, 2002                      $     26,000      $          0      $          0      $     21,000      $      5,000

     March 31, 2001                            10,000            25,629                 0             9,629            26,000

     March 31, 2000                            10,000            10,529                 0            10,529            10,000

Allowance for doubtful accounts,
discontinued operations:

   Period ended:

     March 31, 2002                      $     99,199      $     21,119      $          0      $    140,318      $          0

     March 31, 2001                           118,000            84,197                 0           102,998            99,199

     March 31, 2000                            97,000            59,869                 0            38,869           118,000


   (A)       Uncollectible accounts written off.

             Warranty, included in discontinued operations:

                                            Balance at          Charge to                             Balance at
                                           Beginning of        Accrual and          Actual              End of
              Warranty                        Period             Expense           Expenses             Period
--------------------------------------    ---------------     --------------    ---------------    ---------------

   Period ended:

     November 14, 2001 (Note 1)           $     845,107       $    143,903          $303,119       $    685,891
     March 31, 2001                           1,076,447            427,650           658,990            845,107
     March 31, 2000                             850,000          1,032,534           806,087          1,076,447

     Note 1: Amount sold to Fontaine
     Trailer Company on
     Nov. 14, 2001

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       On December 17, 2001, Ernst & Young LLP (E&Y) resigned as independent auditors of RVM Industries, Inc. (the "Company"). In July 2002, SS&G Financial Services, Inc. was engaged to audit the Company's financial statements.

       In connection with the audit for each of the two fiscal years ended March 31, 2001, and in the subsequent period through December 17, 2001, there were no disagreements with E&Y on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreement, if not resolved to the satisfaction of E&Y, would have caused E&Y to make reference in connection with its report on the Company's financial statements of the subject matter of the disagreement.

       The audit report of Ernst & Young LLP on our consolidated financial statements as of and for the fiscal year ended March 31, 2001 contained a statement that our operating losses and working capital deficiency raises substantial doubt about our ability to continue as a going concern.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The directors and executive officers of the Registrant are listed below:

Name                                      Age           Since                              Position
----------------------------           --------         ---------------------------        ----------------------------------
Jacob Pollock                             78            May 3, 1991                        Chairman of the Board, Chief
                                                        (term expires in 2002)             Executive Officer, and Treasurer


Richard D. Pollock                        46            May 3, 1991                        President and Director
                                                        (term expires in 2004)

C. Stephen Clegg                          51            May 3, 1991                        Director
                                                        (term expires in 2004)

Louis N. Strike                           55            September 9, 1998                  Director
                                                        (term expires in 2003)


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

Mr. George resigned from the Board of Directors on September 7, 2001. Mr. George was not in any disagreements with the Company on any issues.

Mr. Strike resigned from the Board of Directors on August 12, 2002. Mr. Strike was not in any disagreements with the Company on any issues.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Based solely upon a review of copies of Forms 3, 4 and 5 furnished to RVM during or with respect to the fiscal year ended March 31, 2002, RVM is not aware of any person subject to Section 16 of the Securities Exchange Act of 1934 with respect to RVM that failed to file on a timely basis reports required by Section 16(a) during the most recent fiscal year or prior fiscal years.

ITEM 11. EXECUTIVE COMPENSATION

The following table discloses compensation in excess of $100,000 awarded to, earned by or paid to any executive officer:

                                              Fiscal                                                   All Other Compensation
     Name and Principal Position               Year                Salary              Bonus                  Note 1& 2
-------------------------------------    -----------------    ----------------    -----------------   --------------------------

Jacob Pollock                                  2002                $125,000          $        0             $          0
  Chief Executive Officer                      2001                 125,000                   0                        0
                                               2000                 129,808                   0                        0

Richard D. Pollock                             2002                 193,000                   0                  376,860
  President                                    2001                 193,000                   0                    4,825
                                               2000                 203,776                   0                    5,011

James R. McCourt Note 3                        2002                 135,000                   0                  287,700
                                               2001                 136,267                   0                    3,406


(1) Amount contributed to the named person's 401(k) plan account for Mr. Richard Pollock in 2001 and 2000 and for Mr. James McCourt in 2001.
(2) Mr. Pollock and Mr. McCourt were provided a key executive retention and compensation package in 2002. The package included a bonus to remain through the sale of Ravens and the close down and sale of Albex and one-year base salary as severance pay paid prior to the end of 2002.
(3) Mr. McCourt resigned as Chief Financial Officer of the Company on February 8, 2002 and remains a consultant at will with the company.

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


                      RVM                S&P 500
                  Industries,           Composite                Peer
                      Inc.                Index                  Group
                ---------------      -----------------     ----------------

3/31/96               100.00              100.00                100.00
3/31/97               733.33              119.83                131.40
3/31/98             1,599.98              177.34                179.48
3/31/99               587.73              210.08                152.10
3/31/00               620.41              247.77                136.32
3/31/01               522.45              194.06                 88.99
3/31/02                Nil                194.18                 96.28

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The only owner of record or holder, to the knowledge of RVM as of September 1, 2002, of more than 5% of RVM's Common Stock is set forth in the following table:

       Title of                 Name and Address of Beneficial             Amount and Nature of              Percent of
        Class                               Owner                          Beneficial Ownership                 Class
------------------------      ----------------------------------      -------------------------------      ----------------

Common Stock                  Jacob Pollock                                     1,680,205 (1)(2)               86.72%
                              753 W. Waterloo Road
                              Akron, Ohio  44314

                              Richard D. Pollock                                  120,270 (3)(2)                6.21
                              753 W. Waterloo Road
                              Akron, Ohio  44314

The following shows the ownership of RVM's Common Stock beneficially owned directly or indirectly by each director, and by all directors and officers of RVM as a group, as of September 1, 2002:

       Title of                 Name and Address of Beneficial             Amount and Nature of             Percent of
        Class                               Owner                          Beneficial Ownership                Class
------------------------      ----------------------------------      -------------------------------     ----------------

Common Stock                  Jacob Pollock                                     1,680,205(1)(2)               86.72%
                              C. Stephen Clegg                                        250(4)                   0.01
                              Richard D. Pollock                                  120,270(3)(2)                6.21

                              All directors and officers as a                   1,761,990                     90.94
                              group (5 persons)


(1) Jacob Pollock has sole voting and investment power with respect to 1,641,470 shares.

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

See Notes 4 and 13 to the consolidated financial statements regarding acquisitions from and notes payable to related parties. Mr. Pollock as described in note 13 forgave interest and principle on related party debt. See Notes 7 and 8 to the consolidated financial statements regarding guarantees of certain debt of the Company by related parties.

Management believes that the terms of the above transactions are comparable to those that would have been obtainable from unaffiliated sources.

ITEM 14 CONTROLS AND PROCEDURES

Within the ninety-day period preceding the filing of this amended quarterly report, management, including the Chief Executive Officer/Chief Financial Officer of the Company, conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on that evaluation, the Chief Executive Officer/Chief Financial officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this amended quarterly report has been made known to him in a timely fashion. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer/Chief Financial Officer completed his evaluation.

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

 (a) List of documents filed as part of this report:                      Pages
                                                                          -----
    (1)   Financial Statements:

          Report of Independent Auditors                                    18

          Consolidated Balance Sheets, March 31, 2002 and 2001             19-20

          Consolidated Statements of Operations for the years ended
             March 31, 2002, 2001 and 2000                                  21

          Consolidated Statements of Changes in Shareholders' Equity
             for the years ended March 31, 2002, 2001, and 2000             22

          Consolidated Statements of Cash Flows for the years ended
             March 31, 2002, 2001, and 2000                                 23

          Notes to Consolidated Financial Statements                       24-44
    (2)   Financial Statement Schedule:

          II--Valuation and Qualifying Accounts
                   for the years ended March 31, 2002, 2001,and 2000        45

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

10(xvi) Promissory Note between Albex Aluminum and Jacob Pollock, trustee as of March 31, 2000.

21                 Subsidiaries of the Registrant

23                 Consent of Independent Auditors

99 Certification pursuant to 18 U.S.C. Section 1350 of Jacob Pollock, Chief Executive Officer/ Chief Financial Officer of the Registrant

EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

       The Registrant's executive compensation plans and arrangements required to be filed as exhibits are listed under Exhibit 10 above.

(b)    Reports on Form 8-K:

       A Form 8-K was filed on August 10, 2001 describing the discontinuation of the operations of Albex.
       A Form 8-K was filed on November 21, 2001 announcing the sale of Ravens
         Metal Products, Inc. to Fontaine Trailer Co.
       A Form 8-K was filed on December 20, 2001 describing the resignation of
         Ernst & Young LLP as auditors.
       A Form 8-K was filed on February 23, 2002 describing RVM's ceasing operations
       A Form 8- K was filed on July 15, 2002 describing a change in auditors.

       SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date      November 12, 2002             RVM INDUSTRIES, INC.
      ----------------------------

                                        By:       /s/  Jacob Pollock
                                            -----------------------------------
                                              Jacob Pollock, Chief
                                              Executive Officer/Chief
                                              Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


Date      November 12, 2002                   /s/  Jacob Pollock
      ------------------------          ----------------------------------------
                                        Jacob Pollock, Director, Chief Executive
                                        Officer/Chief Financial Officer,
                                        (Principal Executive Officer, Principal
                                        Financial Officer and Principal
                                        Accounting Officer)

Date      November 12, 2002                  /s/  C. Stephen Clegg
      ------------------------          ----------------------------------------
                                        C. Stephen Clegg, Director

Date      November 12, 2002                  /s/  Richard D. Pollock
      ------------------------          ----------------------------------------
                                        Richard D. Pollock, Director

      CERTIFICATIONS PURSUANT TO SECTION 302 the Sarbanes-Oxley Act of 2002

I, Jacob Pollock, Chief Executive Officer/Chief Financial Officer of the registrant, hereby certify that:

       (1)    I have reviewed this amended annual report of the registrant;

       (2) Based on my knowledge, this amended annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this amended annual report;

       (3) Based on my knowledge, the financial statements, and other financial information included in this amended annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the issuer as of, and for, the periods presented in this amended annual report;

       (4) I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

              (i) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this amended annual report was being prepared;

              (ii) Evaluated the effectiveness of the issuer's disclosure controls and procedures as of a date within 90 days prior to the filing date of this amended annual report ("Evaluation Date"); and

              (iii) Presented in this amended annual report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

       (5) I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of the board of directors (or persons fulfilling the equivalent function):

              (i) All significant deficiencies in the design or operation of internal controls which could adversely affect the issuer's ability to record, process, summarize and report financial date and have identified for the issuer's auditors any material weaknesses in internal controls; and
              (ii) Any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer's internal controls; and

       (6) I have indicated in the report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                RVM INDUSTRIES, INC.

                                By:  /s/ Jacob Pollock
                                     ------------------------------------------
                                     Jacob Pollock, Chief Executive Officer/
                                     Chief Financial Officer

                                 Date:   November 12, 2002