Form 10-Q/A
period 2002-06-30
RVM INDUSTRIES INC
filed 2002-11-15
CIK 82172

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C., 20549

                                  FORM 10-Q / A

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended June 30, 2002                   Commission File
                                                      No. 0-1709
                                                      ----------------

                              RVM INDUSTRIES, INC.
--------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                Delaware                                      31-1515410
--------------------------------------               --------------------------
    (State or other jurisdiction of                        (I.R.S. Employer
     incorporation or organization)                     Identification Number)


753 W. Waterloo Road, Akron, Ohio 44314-1519
--------------------------------------------------------------------------
(Address of principal executive offices) (Zip Code)


Registrant's telephone number, including area code:  (330) 753-4545


                                 NOT APPLICABLE
--------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed from last report)


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

                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      RVM INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (unaudited)

                                                                                                           2002
                                                                                                --------------------------

                                                                                                  JUNE 30        MARCH 31
                                                                                                ----------      ----------
ASSETS

Current assets:
   Cash and cash equivalents                                                                    $  226,453      $  195,905

   Receivables:
     Trade, net of allowance for doubtful accounts of $5,000 at June 30 and
       March 31                                                                                  1,035,238       1,042,192

   Inventories                                                                                   1,556,022       1,446,316

   Assets Held for sale                                                                          2,870,000       2,870,000

Deferred income taxes net of valuation  allowance of $2,864,792 at June 30 and                           0               0
March 31, 2002

   Other current assets                                                                             21,824          24,691

   Current assets of discontinued operations-Ravens                                                  8,000          17,840

   Current assets of discontinued operations-Albex                                               1,051,000       1,177,062
                                                                                                ----------      ----------

       Total current assets                                                                      6,768,537       6,774,006

Property, plant and equipment, net                                                                 574,086         537,154

Other assets                                                                                         6,687           6,687

Non-current assets of discontinued operations-Ravens                                             1,522,997       1,535,016
                                                                                                ----------      ----------

       Total assets                                                                             $8,872,307      $8,852,863
                                                                                                ==========      ==========

  See accompanying notes to the consolidated financial statements (unaudited).

                      RVM INDUSTRIES, INC. AND SUBSIDIARIES
               CONSOLIDATED BALANCE SHEETS (unaudited), Continued

                                                                                                              2002
                                                                                                -------------------------------
                                                                                                   JUNE 30           MARCH 31
                                                                                                ------------       ------------
LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY

Current liabilities:
   Accounts payable - trade                                                                     $  1,552,109       $  1,427,129
                        - related parties -Jacob Pollock                                              40,000                  0
                        - related parties -other                                                      49,247                  0
   Accrued expenses                                                                                  259,244            212,744
   Current portion of long-term debt                                                                 471,933            264,460
   Debt in default                                                                                   419,019            419,019
   Current liabilities of discontinued operations-Ravens                                           1,351,970          1,378,470
   Current liabilities of discontinued operations-Albex                                            2,062,891          2,149,066
                                                                                                ------------       ------------
       Total current liabilities                                                                   6,206,413          5,850,888

Long-term debt                                                                                     3,500,787          3,483,579
Non-current liabilities of discontinued operation-Albex                                            2,400,000          2,400,000
                                                                                                ------------       ------------

       Total liabilities                                                                          12,107,200         11,734,467
                                                                                                ------------       ------------

Shareholders' (deficit) equity:
   Preferred stock, $0.01 par value; authorized shares, 300,000; none
     outstanding                                                                                           0                  0
   Common stock, $0.01 par value; authorized shares, 3,000,000; issued and outstanding, 1,937,505 shares at June 30, 2002 and at March 31, 2002
                                                                                                      19,376             19,376
   Additional capital                                                                              7,495,804          7,495,804
   Retained (deficit)                                                                            (10,750,073)       (10,396,784)
                                                                                                ------------       ------------

       Total shareholders' (deficit) equity                                                       (3,234,893)        (2,881,604)
                                                                                                ------------       ------------

       Total liabilities and shareholders' (deficit) equity                                     $  8,872,307       $  8,852,863
                                                                                                ============       ============


  See accompanying notes to the consolidated financial statements (unaudited).

                      RVM INDUSTRIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

                                                                        THREE MONTHS ENDED JUNE 30
                                                                     -------------------------------
                                                                          2002               2001
                                                                     ------------       ------------

Net sales                                                            $  1,998,024       $  2,375,418

Cost of sales                                                           1,905,931          2,233,714
                                                                     ------------       ------------

    Gross profit                                                           92,093            141,704

Selling, general and administrative expenses                              283,454            329,049
                                                                     ------------       ------------

    (Loss) from operations                                               (191,361)          (187,345)

Other income (expense):
    Other income                                                                0                  0
    Interest expense                                                      (12,515)            (9,782)
                                                                     ------------       ------------

    (Loss) from continuing operations before income taxes                (203,876)          (197,127)

Provision for income taxes                                                      0                  0
                                                                     ------------       ------------

    (Loss) from continuing operations                                    (203,876)          (197,127)
                                                                     ------------       ------------

Discontinued operations:
    (Loss) from operations of discontinued operations                    (149,413)        (1,521,089)

    (Loss) from sale of discontinued operations                                 0         (8,346,000)
                                                                     ------------       ------------

    (Loss) on discontinuing operations                                   (149,413)        (9,867,089)
                                                                     ------------       ------------

Net loss                                                             $   (353,289)      $(10,064,216)
                                                                     ============       ============

Per share data:
    Basic and diluted earnings (loss) per share:
      Continuing operations                                          $      (0.10)      $      (0.10)
      Discontinued operations                                               (0.08)             (5.09)
                                                                     ------------       ------------
                                                                     $      (0.18)      $      (5.19)
                                                                     ============       ============

  See accompanying notes to the consolidated financial statements (unaudited)

                      RVM INDUSTRIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

                                                                                     THREE MONTHS ENDED JUNE 30
                                                                                   -------------------------------
                                                                                        2002               2001
                                                                                   ------------       ------------
Cash flows from operating activities
   Net (loss) ...............................................................      $   (353,289)      $(10,064,216)
   Net loss from discontinued operations ....................................           149,413          9,867,089

   Adjustments to reconcile net (loss) from continuing operations to net cash
     (used in) provided by operating activities of continuing operations:
     Depreciation and amortization ..........................................            31,319             42,204
     Loss on Sale of Fixed Assets ...........................................                 0                  0
     Increase (decrease) in allowance for doubtful accounts .................                 0            (21,000)
   Increase (decrease) in cash from changes in:
     Receivables ............................................................             6,954            (66,386)
     Inventories ............................................................          (109,706)           (68,527)
     Other assets ...........................................................             2,867            (22,470)
     Accounts payable .......................................................           174,553            500,501
     Accrued expenses and other current liabilities .........................            46,500            (15,197)
                                                                                   ------------       ------------

     Net cash (used in) provided by operating activities of continuing
       operations ...........................................................           (51,389)           151,998
                                                                                   ------------       ------------

Cash flows from investing activities of continuing operations:
   Capital expenditures .....................................................           (68,249)            (8,597)
     Proceeds from sale of fixed assets .....................................                 0                  0
                                                                                   ------------       ------------
     Net cash (used in) investing activities of continuing operations .......           (68,249)            (8,597)
                                                                                   ------------       ------------

Cash flows from financing activities of continuing operations:
   (Payments on) long-term debt .............................................            (1,605)          (421,432)
   Proceeds on long-term debt ...............................................                 0                  0
   (Payments on) notes payable - bank, net ..................................           (17,641)        (1,581,036)
   Proceeds from notes payable to related parties ...........................            40,000             18,056
                                                                                   ------------       ------------

     Net cash provided by (used in) financing activities of continuing
       operations ...........................................................            20,754         (1,984,412)
                                                                                   ------------       ------------

Cash flows (used in) continuing operations ..................................           (98,884)        (1,841,011)
Cash flows provided by discontinued operations ..............................           129,432          2,018,852

Net increase in cash and cash equivalents ...................................            30,548            177,841
Cash and cash equivalents at beginning of period ............................           195,905          1,108,115
                                                                                   ------------       ------------
Cash and cash equivalents at end of period ..................................      $    226,453       $  1,285,956
                                                                                   ============       ============

  See accompanying notes to the consolidated financial statements (unaudited)

                      RVM INDUSTRIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------

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

         Certain amounts for the quarter ended June 30,2002 have been reclassified for comparative purpose to conform with presentation in the consolidated financial statements for the quarter ended June 30, 2002.

2.       GOING CONCERN OF THE COMPANY

         The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of March 31, 2002 the Company was in violation of certain of its covenants related to the loan agreement with FirstMerit Bank, N.A. ("FirstMerit"). The company restructured the debt with FirstMerit on April 5, 2002 and Mr. Jacob Pollock guaranteed $3,250,000 of the debt. The Company is in default as of March 31, and June 30, 2002 on payment of interest and principle of debentures in the amount of $419,019. The Company's liabilities exceed its assets and it no longer conducts its Albex and Ravens operations. These facts raise substantial doubt as to the Company's ability to continue as a going concern for a reasonable period of time.

3.       DISPOSITIONS

         In August 2001, the Company's Board of Directors approved a plan to shutdown Albex. Accordingly, the results of operations for Albex have been presented as a discontinued operation in the accompanying unaudited consolidated financial statements for all periods presented. The estimated loss on disposal of the discontinued operations of Albex as of June 30, 2001, was determined based on management's estimated loss related to the write-down of impaired property, plant, and equipment and estimated losses from operations during the phase-out period. For the three month period ended June 30, 2001, the loss from operations amounted to $9,484,038, including the estimated loss on disposal of discontinued operations of $8,346,000.

         On December 19, 2001, the Company sold the Albex extrusion building machinery and equipment to an unrelated third party. The cash received of $ 4,250,000 from that sale was used to pay down secured debt. The company signed a letter of intent in October 2001 to sell the cast house land, building and equipment. The sale was completed in July 2002 and the cash from the sale will be used to pay down the debt to FirstMerit and continuing operating expenses related to the sale of Albex.

                      RVM INDUSTRIES, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS, Continued


     3.  DISPOSITIONS, (CONTINUED)

         On November 14, 2001, the Company sold the operating assets and liabilities of Ravens. Accordingly, the results of operations for Ravens have been presented as a discontinued operation in the accompanying unaudited consolidated financial statements for all periods presented. The estimated loss of disposal of the discontinued operations of Ravens was not determined during the three-month period ended June 30, 2001. The statements presented for Ravens do not include any of management's estimated loss on the sale of Ravens' operations, severance costs, and other costs incurred to sell the operations of Ravens. For the full year ended March 31, 2002, the Company's loss on the discontinued operations of Ravens was $4,492,745, of which the operating loss to November 14, 2001 was $3,726,745.

4.       DISCONTINUED OPERATIONS

         The dispositions of Ravens and Albex represent disposal of segments under SFAS 144. Accordingly, The revenue, cost and expenses, assets and liabilities and cash flows have been segregated in the unaudited Consolidated Statement of Income, unaudited Consolidated Balance Sheet and unaudited Consolidated Statement of Cash Flows.

         The following summarizes the results of discontinued operations.

                                                     Three Months Ended
                                                          June 30
                                                   2002              2001
                                            ----------------   ----------------
       Net sales
       Albex                                $         60,000  $      4,615,680
       Ravens                                              0         6,412,827
                                            ----------------  ----------------
                                                      60,000        11,028,507
                                            ----------------  ----------------

       Pre tax operating loss
       Albex                                         (39,292)         (664,136)
       Ravens                                        (73,586)         (405,602)
                                            ----------------  ----------------
                                                    (112,878)       (1,069,738)
                                            ----------------  ----------------

       Interest (expense)                           (135,373)         (439,647)
       Other income (loss)                            40,506           (11,704)
       Gain (loss) on sale of discontinued
         operations                                        0        (8,346,000)
       Income tax benefit                             58,332                 0
                                            ----------------  ----------------
       Loss from discontinued operations
                                            $       (149,413) $     (9,867,089)
                                            ----------------  ----------------

                      RVM INDUSTRIES, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS, Continued

5.       FINANCIAL OBLIGATIONS

         On April 5, 2002, FirstMerit amended the Company's revolving note agreement. The amended agreement extends the maturity of the revolving note from March 31, 2002 to March 31, 2003, reduces the interest rate from FirstMerit's prime rate plus .75% to FirstMerit's prime rate plus .50%, and amends the maximum outstanding balance of the revolving loan to $350,000. The Company owed $191,616 under this agreement at June 30, 2002.

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

         Mr. Jacob Pollock provided a $3,250,000 personal guarantee on the above loans to FirstMerit.

6.       EARNINGS (LOSS) PER SHARE

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

7.       INVENTORIES

         Inventories consist of the following:

                                June 30, 2002          March 31, 2002
                            ---------------------   --------------------

         Raw materials          $  854,100                $  842,474
         Finished goods            701,922                   603,842
                            ---------------------   --------------------

                                $1,556,022                $1,446,316
                            =====================   ====================

                      RVM INDUSTRIES, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS, Continued

8.       RECENT ACCOUNTING PRONOUNCEMENTS:

         In June 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 146 "Accounting for Costs Associated with Exit or Disposal Activities. " SFAS No. 146" generally require companies to recognize costs associated with the exit activities when they are incurred rather than at the date of commitment to the exit activity or disposal plan. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. The Company elected to implement this standard for the disposal activities of selling Ravens assets and certain liabilities and the exiting and sale of assets of Albex for the year ended March 31, 2002.

         In June 2002, FASB issued Statement of Financial Accounting Standards No. 145 which rescinded SFAS No. 4 "Reporting Gains and Losses from Extinguishment of Debt". SFAS No. 4 had required companies to report gains and losses from extinguishment of debt to be classified as an extraordinary item net of related income tax effect. The Company early adopted SFAS 145 in the reporting of its gain from the extinguishment of debt.

         In August 2001, FASB issued Statement of Financial Accounting Standards
         (SFAS) No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 is effective for the fiscal year beginning after December 15, 2001 for the fiscal year beginning April 1, 2002 for the Company. SFAS 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. The Company elected early adaptation of SFAS 144 for the year ended March 31, 2002.

         In July 2001, FASB issued Statement of Financial Accounting Standards
         (SFAS) No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS 141 requires that the purchase method be used for all business combinations initiated after June 30, 2001. SFAS 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The amortization of goodwill ceases upon adoption of SFAS 142, which for the Company will be April 1, 2002. The Company does not anticipate that the adoption of the new statement will have a significant effect on earnings or the financial position of the Company.

9.       CONTINGENT LIABILITIES

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

                      RVM INDUSTRIES, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS, Continued


9.       CONTINGENT LIABILITIES, (CONTINUED)

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

         The Company is also involved in other claims and litigation arising in the ordinary course of business. Management believes that the outcome of such claims will not have a material adverse effect on the Company's financial position and the results of operations and cash flow.

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITIONS AND ANALYSIS OF OPERATIONS

                     MATERIAL CHANGES IN FINANCIAL CONDITION

The Company had cash and cash equivalents of $226,453 and $195,905 at June 30, 2002 and March 31, 2002, respectively. The Company could have borrowed approximately $158,384 more on a line of credit with FirstMerit Bank on June 30, 2002. The Company has borrowed $225,000 on a $450,000 draw note with FirstMerit. The Company owes FirstMerit at June 30, 2002 $3,540,977 on a five year note that is secured by all of the Company's inventory, receivables and fixed assets. See footnote 5 to the unaudited Consolidated Financial Statements for discussion on the financial obligations of the Company.

The proceeds from the sale of the remaining assets of Albex and Ravens will be used to fund operating expenses to close down those discontinued businesses and to substantially reduce the secured debt.

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

Account Receivables (SABI only) of $1,035,238 reflect a decrease from year-end of $6,954 resulting from lower sales.

Inventories (SABI only) of $ 1,556,022 increased from year-end by $109,706. Inventories have increased due to the combination of mix of sales and availability of lower cost material.

Capital expenditures at SABI were $68,249 for equipment that improved the operations and increased capacity for items not previously sold by SABI.

Accounts Payable (SABI only) of $1,601,356 increased $174,227 and reflects mainly the increase in inventory for the same period. Mr. Jacob Pollock advanced the Company $40,000 to purchase the capital equipment at SABI. The terms are equal four-month payments with no interest.

Accrued expenses increased due to interest accrued but not paid on the Albex's note to Jacob Pollock.

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

                THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THE
                         THREE MONTHS ENDED JUNE 30,2001

Consolidated net sales, (SABI only), were $1,998,024 or 15.9% lower than last year. The general slowdown of the economy caused the lower sales as government agencies are cutting back purchases. Gross Profit as a percent of net sales decreased to 4.6% from 6.0%, due mainly to mix of product and lower selling prices. Selling and general administrative costs decreased 13.9% to $283,454 resulting from a reduction in corporate overheads. The Company 's loss from continuing operations was $(203,876) compared to $(197,127) in the comparable period last year.

Discontinued operations net loss of $(149,413) resulted from interest expense on the Albex bank debt and continuing expenses to complete the sale of the assets of Waterloo Holding (formerly Ravens) and Albex.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Derivative Financial Instruments

The Company does not hold or issue derivative financial instruments for any purposes.

Interest Rate Exposure

Based on the Company's overall interest rate exposure as of and during the quarter ended June 30, 2002 a near-term change in interest rates, based on historical interest rate movements, would not materially affect the Company's consolidated financial position, results of operations or cash flows.

ITEM 4.  CONTROLS AND PROCEDURES

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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL DISCLOSURES

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

The Company is involved in various claims and litigation arising in the ordinary course of business. Management believes that the outcome of such claims will not have a material adverse effect on the Company's financial position and results of operations and cash flows

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits:

                  Exhibit No.   Item
                  -----------   ----
                  99            Section 906 Certification of Chief Executive
                                Officer/Chief Financial Officer

         (b)      Reports on Form 8-K:


         A Form 8-K was filed on July 15, 2002 naming Saltz, Shamis & Goldfarb, Inc. as the Company's auditor.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                     RVM INDUSTRIES, INC.
                     --------------------
                           (Registrant)

                   By:   /s/ Jacob Pollock
                         -----------------------
                         Jacob Pollock, Director, Chief Executive Officer/ Chief Financial Officer (Principal Financial Officer And Principal Accounting Officer)

                   Date: November 12, 2002

      CERTIFICATIONS PURSUANT TO SECTION 302 THE SARBANES-OXLEY ACT OF 2002

I, Jacob Pollock, Chief Executive Officer/Chief Financial Officer of the registrant, hereby certify that:

(1)  I have reviewed the amended quarterly report of the registrant;

(2) Based on my knowledge, this amended quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this amended quarterly report;

(3) Based on my knowledge, the financial statements, and other financial information included in this amended quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the issuer as of, and for, the periods presented in this amended quarterly report;

(4) I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

     (i) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in this amended quarterly report was being prepared;

     (ii) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this amended quarterly report ("Evaluation Date"); and

     (iii) Presented in this amended quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

(5) I have disclosed, based on my most recent evaluation, to the registrant's auditors and the auditors and the audit committee of the board of directors (or persons fulfilling the equivalent function):

     (i) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (ii) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(6) I have indicated in this amended report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                  By:   /s/ Jacob Pollock
                        ------------------------------
                            Jacob Pollock, Director, Chief Executive
                            Officer/Chief Financial Officer

                  Date: November 12, 2002