Form 10-Q
period 2002-09-30
RVM INDUSTRIES INC
filed 2002-11-15
CIK 82172

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C., 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended September 30, 2002                         Commission File
                                                                 No. 0-1709
                                                                 ---------------


                              RVM INDUSTRIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                Delaware                                       31-1515410
-------------------------------------                     ----------------------
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

There were 1,937,505 shares outstanding of the Registrant's common stock as of November 1, 2002.

                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      RVM INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (unaudited)

                                                                                                   2002
                                                                              ----------------------------------------------
                                                                                SEPTEMBER 30                 MARCH 31
                                                                              ------------------        ------------------
ASSETS

Current assets:
   Cash and cash equivalents                                                            $  834,365          $  195,905

   Receivables:
     Trade, net of allowance for doubtful accounts of $5,000 at September 30
       and March 31, 2002                                                                  942,849           1,042,192

   Inventories                                                                           1,846,021           1,446,316

   Assets Held for sale                                                                  1,800,000           2,870,000

Deferred income taxes net of valuation allowance of $2,864,792 at September                      0                   0
30 and March 31, 2002

   Other current assets                                                                     52,360              24,691

   Current assets of discontinued operations-Ravens                                          8,000              17,840

   Current assets of discontinued operations-Albex                                         618,678           1,177,062
                                                                                        ----------          ----------

       Total current assets                                                              6,102,273           6,774,006

Property, plant and equipment, net                                                         564,781             537,154

Other assets                                                                                 6,687               6,687

Non-current assets of discontinued operations-Ravens                                     1,526,624           1,535,016
                                                                                        ----------          ----------
       Total assets                                                                     $8,200,365          $8,852,863
                                                                                        ==========          ==========


  See accompanying notes to the consolidated financial statements (unaudited).

                      RVM INDUSTRIES, INC. AND SUBSIDIARIES
               CONSOLIDATED BALANCE SHEETS (unaudited), Continued

                                                                                                   2002
                                                                              ----------------------------------------------
                                                                                     SEPTEMBER 30               MARCH 31
                                                                                    --------------          ---------------
LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY

Current liabilities:
   Accounts payable - trade                                                           $  1,829,217             $  1,427,129
                       - related parties - Jacob Pollock                                    10,000                        0
                       - related parties - other                                            62,756                        0
   Accrued expenses                                                                        220,371                  212,744
   Current portion of long-term debt                                                       478,691                  264,460
   Debt in default                                                                         419,019                  419,019
   Current liabilities of discontinued operations - Ravens                               1,437,433                1,378,470
   Current liabilities of discontinued operations - Albex                                1,979,413                2,149,066
                                                                                      ------------             ------------
       Total current liabilities                                                         6,436,900                5,850,888

Long-term debt                                                                           2,974,038                3,483,579
Non-current liabilities of discontinued operations - Albex                               2,400,000                2,400,000
                                                                                      ------------             ------------

       Total liabilities                                                                11,810,938               11,734,467
                                                                                      ------------             ------------

Shareholders' (deficit) equity:
   Preferred stock, $0.01 par value; authorized shares, 300,000; none
     outstanding                                                                                 0                        0
   Common stock, $0.01 par value; authorized shares, 3,000,000; issued and
     outstanding, 1,937,505 shares at September 30, 2002 and at March 31, 2002              19,376                   19,376
   Additional capital                                                                    7,495,804                7,495,804
   Retained deficits                                                                   (11,125,753)             (10,396,784)
                                                                                      ------------             ------------

       Total shareholders' (deficit) equity                                             (3,610,573)              (2,881,604)
                                                                                      ------------             ------------

       Total liabilities and shareholders' deficit                                    $  8,200,365             $  8,852,863
                                                                                      ============             ============

  See accompanying notes to the consolidated financial statements (unaudited).

                      RVM INDUSTRIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

                                                                                      SIX MONTHS ENDED
                                                                                        SEPTEMBER 30
                                                                           ---------------------------------------
                                                                               2002                       2001
                                                                           ------------               ------------

    Net sales                                                              $  3,789,248               $  4,370,739

    Cost of sales                                                             3,657,411                  4,092,618
                                                                           ------------               ------------

        Gross profit                                                            131,837                    278,121

    Selling, general and administrative expenses                                583,765                    651,823
                                                                           ------------               ------------

        (Loss) from operations                                                 (451,928)                  (373,702)

    Other income (expense):
        Other income                                                                  0                      1,553

        Interest expense                                                        (12,166)                   (19,615)
                                                                           ------------               ------------

        (Loss) from continuing operations before income taxes                  (464,049)                  (391,764)

    Provision for income taxes                                                        0                          0
                                                                           ------------               ------------

        (Loss) from continuing operations                                      (464,094)                  (391,764)
                                                                           ------------               ------------

    Discontinued operations:
        (Loss) from operations of discontinued operations                      (264,875)                (3,285,924)

        (Loss) from sale of discontinued operations                                   0                 (9,683,370)
                                                                           ------------               ------------

        (Loss) on discontinuing operations                                     (264,875)               (12,969,294)
                                                                           ------------               ------------

    Net loss                                                               $   (728,969)              $(13,361,058)
                                                                           ============               ============

    Per share data:
        Basic and diluted earnings (loss) per share:
          Continuing operations                                            $      (0.24)              $      (0.20)
          Discontinued operations                                                 (0.14)                     (6.70)
                                                                           ------------               ------------
                                                                           $      (0.38)              $      (6.90)
                                                                           ============               ============

   See accompanying notes to the consolidated financial statements (unaudited)

                      RVM INDUSTRIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

                                                                                THREE MONTHS ENDED
                                                                                   SEPTEMBER 30
                                                                       -------------------------------------
                                                                          2002                      2001
                                                                       -----------               -----------

Net sales                                                              $ 1,791,224               $ 1,995,321

Cost of sales                                                            1,751,480                 1,858,904
                                                                       -----------               -----------

    Gross profit                                                            39,744                   136,417

Selling, general and administrative expenses                               300,311                   322,792
                                                                       -----------               -----------

    (Loss) from operations                                                (260,567)                 (186,375)

Other income (expense):
    Other income                                                                 0                     1,553

    Interest (expense) income                                                  349                    (9,833)
                                                                       -----------               -----------

    (Loss) from continuing operations before income taxes                 (260,218)                 (194,655)

Provision for income taxes                                                       0                         0
                                                                       -----------               -----------

    (Loss) from continuing operations                                     (260,218)                 (194,655)
                                                                       -----------               -----------

Discontinued operations:
    (Loss) from discontinued operations                                   (115,462)               (1,750,203)

    (Loss) from sale of discontinued operations                                  0                (1,351,984)
                                                                       -----------               -----------

    (Loss) on discontinuing operations                                    (115,462)               (3,102,187)
                                                                       -----------               -----------

Net loss                                                               $  (375,680)              $(3,296,842)
                                                                       ===========               ===========

Per share data:
    Basic and diluted earnings (loss) per share:
      Continuing operations                                            $     (0.13)              $     (0.10)
      Discontinued operations                                                (0.06)                    (1.60)
                                                                       -----------               -----------
                                                                       $     (0.19)              $     (1.70)
                                                                       ===========               ===========


   See accompanying notes to the consolidated financial statements (unaudited)

                      RVM INDUSTRIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

                                                                                     SIX MONTHS ENDED SEPTEMBER 30
                                                                                ----------------------------------------
                                                                                        2002                  2001
                                                                                --------------------   -----------------
Cash flows from operating activities
   Net (loss)........................................................................$   (728,969)        $(13,361,058)
   Net loss from discontinued operations.............................................     264,875           12,969,294

   Adjustments to reconcile net (loss) from continuing operations to net cash
     (used in) provided by operating activities of continuing operations:
     Depreciation and amortization...................................................      67,010               84,407
     Loss on sale of fixed assets....................................................           0                    0
     Increase (decrease) in allowance for doubtful accounts..........................                          (21,000)
   Increase (decrease) in cash from changes in:
     Receivables.....................................................................      99,343              147,942
     Inventories.....................................................................    (399,705)             135,834
     Other assets....................................................................     (27,669)             (10,478)
     Accounts payable................................................................     464,855              182,801
     Accrued expenses and other current liabilities..................................       7,626              (71,052)
                                                                                     ------------         ------------

     Net cash (used in) provided by operating activities of continuing
       operations....................................................................    (252,634)              56,690
                                                                                     ------------         ------------

Cash flows from investing activities of continuing operations:
   Capital expenditures..............................................................     (94,637)              (8,597)
     Proceeds from sale of fixed assets..............................................     506,074                    0
                                                                                     ------------         ------------
     Net cash (used in) investing activities of continuing operations................     411,437               (8,597)
                                                                                     ------------         ------------

Cash flows from financing activities of continuing operations:
   (Payments on) long-term debt......................................................      (3,237)              (3,022)
   Proceeds on line of credit debt...................................................     214,001           (3,237,808)
   (Payments on) long term notes payable - bank, net.................................    (506,074)             (35,214)
   Proceeds from notes payable to related parties....................................      10,000               18,056
                                                                                     ------------         ------------

     Net cash provided by (used by) financing activities of continuing
       operations....................................................................    (285,310)          (3,257,988)
                                                                                     ------------         ------------

Cash flows (used in) continuing operations...........................................    (126,507)          (3,209,895)
Cash flows provided by discontinued operations.......................................     764,967            2,749,760

Net increase in cash and cash equivalents............................................     638,460             (460,135)
Cash and cash equivalents at beginning of period.....................................     195,905            1,108,115
                                                                                     ------------         ------------
Cash and cash equivalents at end of period...........................................$    834,365         $    647,980
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

     Certain amounts for the quarter ended September 30, 2001 have been reclassified for comparative purposes to conform with the presentation in the consolidated financial statements for the quarter ended September 30, 2002.

2.   GOING CONCERN OF THE COMPANY

     The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of March 31, 2002 the Company was in violation of certain of its covenants related to its FirstMerit Bank, N.A. ("FirstMerit"). The Company restructured the debt with FirstMerit on April 5, 2002 and Mr. Jacob Pollock guaranteed $3,250,000 of the debt. The Company is in default as of March 31, and September 30, 2002 on payment of interest and principle of debentures in the amount of $419,019. The Company's liabilities exceed its assets and it no longer conducts its Albex and Ravens operations. These facts raise substantial doubt as to the Company's ability to continue as a going concern for a reasonable period of time.

3.   DISPOSITIONS

     In August 2001, the Company's Board of Directors approved a plan to shutdown Albex. Accordingly, the results of operations for Albex have been presented as a discontinued operation in the accompanying unaudited consolidated financial statements for all periods presented. The estimated loss on disposal of the discontinued operations of Albex has been determined based on management's estimated loss related to the write-down of impaired property, plant, and equipment and estimated losses from operations during the phase-out period. For the six month period ended September 30, 2001, the loss from operations amounted to $9,477,387 of which $7,348,370 was the estimated loss on the disposal of Albex.

     On December 19, 2001, the Company sold the Albex extrusion building, machinery and equipment to an unrelated third party. The cash received of $4,250,000 from that sale was used to pay down secured debt. The Company signed a letter of intent in October 2001 to sell the cast house land, building and equipment. The sale was completed in July 2002 and the cash from the sale of $506,074 were used to pay down the debt to FirstMerit.

                      RVM INDUSTRIES, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS, Continued


3.   DISPOSITIONS, (CONTINUED)

     On November 14, 2001, the Company sold the operating assets and liabilities of Ravens. Accordingly, the results of operations for Ravens have been presented as a discontinued operation in the accompanying unaudited consolidated financial statements for all periods presented. The estimated loss of disposal of the discontinued operations of Ravens was not determined during the three month and the six-month period ended September 30, 2001. The statements presented for Ravens do not include any of management's estimated loss on the sale of Ravens' operations, severance costs, and other costs incurred to sell the operations of Ravens. For the full year ended March 31, 2002, the Company's loss on the discontinued operations of Ravens was $4,492,745, of which the operating loss to November 14, 2001 was $3,726,745.

4.   DISCONTINUED OPERATIONS

     The dispositions of Ravens and Albex represent disposal of segments under SFAS 144. Accordingly, the revenue, costs and expenses, assets and liabilities and cash flows have been segregated in the unaudited Consolidated Statements of Income, unaudited Consolidated Balance Sheet and unaudited Consolidated Statement of Cash Flows.

     The following summarizes the results of discontinued operations.

                                 Six Months            Six Months          Three Months         Three Months
                                Ended 9/30/02         Ended 9/30/01        Ended 9/30/02        Ended 9/30/01
                                -------------         -------------        -------------        -------------

Net sales
Albex                            $    120,000         $  6,941,050         $     60,000         $  2,325,370
Ravens                                      0           11,202,437                    0            4,789,610
                                 ------------         ------------         ------------         ------------
                                      120,000           18,143,487               60,000            7,114,980
                                 ------------         ------------         ------------         ------------

Pre tax operating loss
Albex                                  (3,097)          (1,427,258)              36,195             (763,122)
Ravens                               (240,522)          (1,069,825)            (166,936)            (664,223)
                                 ------------         ------------         ------------         ------------
                                     (243,619)          (2,497,083)            (130,741)          (1,427,345)
                                 ------------         ------------         ------------         ------------

(Interest expense)                   (187,843)            (768,916)             (52,470)            (329,269)
Other income (loss)                   110,307              (19,925)              69,801               (6,441)
Gain (loss) on sale of
  discontinued operations                   0           (9,683,370)                   0           (1,351,984)
Income tax benefit                     56,280                    0               (2,052)                   0
                                 ------------         ------------         ------------         ------------
Loss from discontinued
  operations                     $   (264,875)        $(12,969,294)        $   (115,462)        $ (3,102,187)
                                 ------------         ------------         ------------         ------------


                      RVM INDUSTRIES, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS, Continued


5.   FINANCIAL OBLIGATIONS

     On April 5, 2002, FirstMerit amended the Company's revolving note agreement. The amended agreement extends the maturity of the revolving note from March 31, 2002 to March 31, 2003, reduces the interest rate from FirstMerit's prime rate plus .75% to FirstMerit's prime rate plus .50%, and amends the maximum outstanding balance of the revolving loan to $350,000. On August 30, 2002 FirstMerit amended the revolving loan to $500,000. The Company owed $423,258 under this agreement at September 30, 2002.

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

     The Company entered into a short-term draw down note with FirstMerit for $450,000 interest fixed at 7.0%. All interest and principal is due on September 30, 2002. The Company paid off the note on September 30, 2002 and had not borrowed against the note as of March 31, 2002.

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

7.   INVENTORIES

     Inventories consist of the following:

                                       September 30, 2002         March 31, 2002
                                       ------------------         --------------

         Raw materials                      $1,144,099                $  842,474
         Finished goods                        701,922                   603,842
                                            ----------                ----------

                                            $1,846,021                $1,446,316
                                            ==========                ==========

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

     In August 2001, FASB issued Statement of Financial Accounting Standards
     (SFAS) No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144 is effective for the fiscal year beginning after December 15, 2001 for the fiscal year beginning April 1, 2002 for the Company. SFAS 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. The Company elected early adaptation of SFAS 144 for the year ended March 31, 2002.

     In July 2001, FASB issued Statement of Financial Accounting Standards
     (SFAS) No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS 141 requires that the purchase method be used for all business combinations initiated after June 30, 2001. SFAS 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The amortization of goodwill ceases upon adoption of SFAS 142, which for the Company will be April 1, 2002. The Company does not anticipate that the adoption of the new statement will have a significant effect on earnings or the financial position of the Company.

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

     The Company is also involved in other claims and litigation arising in the ordinary course of business. Management believes that the outcome of such claims will not have a material adverse effect on the Company's financial position and the results of operations and cash flow

 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND
                             ANALYSIS OF OPERATIONS

                     MATERIAL CHANGES IN FINANCIAL CONDITION

The Company had cash and cash equivalents of $834,365 and $195,905 at September 30, 2002 and March 31, 2002, respectively. The Company could have borrowed approximately $76,742 more on a line of credit with FirstMerit Bank on September 30, 2002. The Company owes FirstMerit at September 30, 2002 $3,015,977 on a five year note that is secured by all of the Company's inventory, receivables and fixed assets. See footnote 5 to the unaudited Consolidated Financial Statements for discussion on the financial obligations of the Company.

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

Account Receivables (SABI only) of $942,849 reflect a decrease from year-end of $99,343 resulting from lower sales.

Inventories (SABI only) of $ 1,846,021 increased from year-end by $399,705. Inventories have increased due to the combination of mix of sales and availability of lower cost material.

Capital expenditures at SABI were $94,637 mainly for equipment that improved the operations and increased capacity for items not previously sold by SABI.

Accounts Payable (SABI only) of $1,829,217 increased $402,088 and reflects mainly the increase in inventory for the same period. Mr. Jacob Pollock advance the Company $40,000 to purchase capital equipment at SABI. The terms are equal four-month payments (of which $30,000 has been repaid as of September 30, 2002) with no interest.

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

               SIX MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THE
                       SIX MONTHS ENDED SEPTEMBER 30,2001

Consolidated net sales, (SABI only), were $3,789,248 or 13.3% lower than last year. The general slowdown of the economy caused the lower sales as government agencies are cutting back purchases. Gross profit as a percent of net sales decreased to 3.5% from 6.4%, due mainly to mix of product and lower selling prices. Selling and general and administrative costs decreased 10.4% to $583,765 resulting from a reduction in corporate overheads. The Company's loss from continuing operations was $(451,928) compared to $(373,702) in the comparable period last year.

Discontinued operations net loss of $(264,875) resulted from interest expense on the Albex bank debt and continuing expenses to complete the sale of the assets of Waterloo Holding (formerly Ravens) and Albex.

              THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THE
                      THREE MONTHS ENDED SEPTEMBER 30,2001

Consolidated net sales, (SABI only), were $1,791,224 or 10.2% lower than last year. The general slowdown of the economy caused the lower sales as government agencies are cutting back purchases. Gross profit as a percent of net sales decreased to 2.2% from 6.8%, due mainly to mix of product and lower selling prices. Selling and general and administrative costs decreased 7.0% to $300,311 resulting from a reduction in corporate overheads. The Company's loss from continuing operations was $(260,567) compared to $(186,375) in the comparable period last year.

Discontinued operations net loss of $(115,462) resulted from interest expense on the Albex bank debt and continuing expenses to complete the sale of the assets of Waterloo Holding (formerly Ravens) and Albex.

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

Interest Rate Exposure

Based on the Company's overall interest rate exposure as of and during the quarter ended September 30, 2002 a near-term change in interest rates, based on historical interest rate movements, would not materially affect the Company's consolidated financial position, results of operations or cash flows.

ITEM 4.  CONTROLS AND PROCEDURES

Within the ninety-day period preceding the filing of this quarterly report, management, including the Chief Executive Officer/Chief Financial Officer of the Company, conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on that evaluation, the Chief Executive Officer/Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to him in a timely fashion. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer/Chief Financial Officer completed his evaluation.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

     Exhibit No.                     Item
     ----------                      -----
     99                              Section 906 Certification of
                                     Chief Executive and Chief Financial Officer
(b)  Reports on Form 8-K:

     A Form 8-K was filed on July 15, 2002 naming Saltz, Shamis &
     Goldfarb, Inc. as the Company's auditor.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            RVM INDUSTRIES, INC.
                            ---------------------
                               (Registrant)

                            By: /s/ Jacob Pollock
                                ------------------------------------------------
                                    Jacob Pollock, Director, Chief Executive
                                    Officer/Chief Financial Officer (Principal
                                    Executive Officer,  Principal Financial
                                    Officer and Principal Accounting Officer)

                            Dated: November 12, 2002

      CERTIFICATIONS PURSUANT TO SECTION 302 THE SARBANES-OXLEY ACT OF 2002

I, Jacob Pollock, Chief Executive Officer/Chief Financial Officer of the registrant, hereby certify that:

(1)  I have reviewed the quarterly report of the registrant;

(2) Based on my knowledge, this amended quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this amended quarterly report;

(3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the issuer as of, and for, the periods presented in this amended quarterly report;

(4) I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

     (i) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in this quarterly report was being prepared;

     (ii) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report ("Evaluation Date"); and

     (iii) Presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

(5) I have disclosed, based on my most recent evaluation, to the registrant's auditors and the auditors and the audit committee of the board of directors (or persons fulfilling the equivalent function): \

     (i) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (ii) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(6) I have indicated in this report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                  By:   /s/ Jacob Pollock
                                        --------------------
                                        Jacob Pollock, Director, Chief Executive
                                        Officer/Chief Financial Officer
                                        November 12, 2002