Form 10-K/A
period 2002-03-31
RVM INDUSTRIES INC
filed 2003-01-10
CIK 82172

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates as of January 2, 2003, based on a bid price of $0.05 was approximately $8,558. The Registrant has no non-voting common equity.

There were 1,937,505 shares outstanding of the Registrant's common stock as of January 2, 2003.

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

                         REPORT OF INDEPENDENT AUDITORS


To the Shareholders and Board of Directors RVM Industries, Inc.

We have audited the accompanying consolidated balance sheet of RVM Industries, Inc. and subsidiaries as of March 31, 2001, and the related consolidated statements of operations, and changes in shareholders' equity and cash flows for each of the two years in the period ended March 31, 2001. Our audit also included the financial statement schedule listed in Item 8 for the years ended March 31, 2001 and 2000. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of RVM Industries, Inc. and subsidiaries at March 31, 2001, and the consolidated results of their operations and their cash flows for each of the two years in the period ended March 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule for the years ended March 31, 2001 and 2000, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As more fully described in Note 2, the Company has incurred recurring operating losses and has a working capital deficiency. In addition, the Company has not complied with certain covenants of loan agreements with First Merit Bank, N.A. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.


Ernst & Young, LLP
Akron, Ohio
July 9, 2001

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

Date       January 9, 2003              RVM INDUSTRIES, INC.
      ----------------------------

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


Date       January 9, 2003                    /s/  Jacob Pollock
      ------------------------          ----------------------------------------
                                        Jacob Pollock, Director, Chief Executive
                                        Officer/Chief Financial Officer,
                                        (Principal Executive Officer, Principal
                                        Financial Officer and Principal
                                        Accounting Officer)

Date       January 9, 2003                   /s/  C. Stephen Clegg
      ------------------------          ----------------------------------------
                                        C. Stephen Clegg, Director

Date       January 9, 2003                   /s/  Richard D. Pollock
      ------------------------          ----------------------------------------
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

                                 Date:   January 9, 2003